Form 10-Q
period 1993-12-25
DATA GENERAL CORP
filed 1994-02-04
CIK 26999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


      (Mark one)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the quarterly period ended December 25, 1993

                                        OR

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

      For the transition period from                    to

                          Commission File Number 1-7352



                             Data General Corporation
              (Exact name of registrant as specified in its charter)


                 Delaware                                    04-2436397
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)


      4400 Computer Drive, Westboro, Massachusetts               01580
        (Address of principal executive offices)              (Zip Code)


        Registrant's telephone number, including area code  (508)898-5000


      Former name, former address and former fiscal year if changed since last report: Not Applicable


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shor-ter period that the registrant was required to file such reports), and
      (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No

           Number of shares outstanding of each of the registrant's classes of common stock, as of January 21, 1994:

           Common Stock, par value $.01                 35,460,010
              (Title of each class)                   (Number of shares)



                          PART I -- FINANCIAL INFORMATION


      Item 1.  Financial Statements.

           The condensed consolidated financial statements of Data General Corporation (the "company"), consisting of condensed consolidated statements of operations for the quarters ended December 25, 1993 and December 26, 1992, condensed consolidated balance sheets as of Decem-ber 25, 1993 and September 25, 1993, condensed consolidated statements of cash flows for the quarters ended December 25, 1993 and December 26, 1992, and related notes to condensed consolidated financial state-ments, are incorporated herein by reference to pages 3 through 6 of the company's First Quarter 1994 Interim Report. The First Quarter 1994 Interim Report has been included as Exhibit 20 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company,
      Attn:  Investor Relations, MS A-235, 4400 Computer Drive, Westboro, MA
      01580.

           In the current quarter, the company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates. Previously, the company used the SFAS 96 asset and liability approach that gave no recognition to future events other than the recovery of assets and settlement of liabilities at their carrying amounts. The implementation of SFAS 109 did not have a material effect on either the company's consolidated financial position or results of operations.

           Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following is a summary of the significant components of the company's deferred tax assets and liabilities as of the date of adoption:
                                                              (Unaudited)
                                                             (in millions)
                                                               Sept. 26,
      Deferred Tax Assets:                                        1993

           Inventory allowances                                 $  8.5
           Operating expenses                                     22.4
           Restructuring                                          13.8
           Intercompany profit in inventory and fixed assets       9.4
           Net operating losses                                   98.9
           Tax credits                                            12.1
           Other                                                  13.5
                                                                 178.6
           Valuation allowance                                  (161.7)

        Total deferred tax assets                                 16.9

      Deferred Tax Liabilities:

           Capitalized software development costs                 15.1
           Other                                                   2.0

        Total deferred tax liabilities                            17.1

      Net deferred tax liability                                $  0.2


      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Financial Condition

           Cash and temporary cash investments as of December 25, 1993 were $100.3 million, a decrease of $19.3 million from the end of fiscal 1993. In addition, the company holds $67.7 million in marketable securities, a net decrease of $4.7 million during the current three month period. These securities, which supplemented cash and temporary cash investments, are primarily invested in United States Treasury bills and notes. Net cash provided from operations for the quarter ended December 25, 1993 totaled $3.4 million, expenditures for property, plant, and equipment were $20.9 million, capitalized software development costs totaled $4.4 million, and cash provided from stock plans totaled $.6 million. The company also made a $2.0 million investment in an unaffiliated entity during the current quarter. The effect of foreign currency rate fluctuations on cash and temporary cash investments was a decrease of $.8 million.

           Net receivables decreased $11.3 million from fiscal year-end 1993, primarily as a result of lower revenue billings and the strengthening of the U.S. dollar in relation to foreign currencies. Total inventories at December 25, 1993 increased $10.0 million from fiscal year-end 1993 levels. The increase was primarily due to increased inventory procurement and lower than expected revenues. Accounts payable increased $10.6 million from fiscal year-end 1993, primarily due to the increase in total inventories. Other current liabilities decreased $16.1 million from fiscal year-end 1993, primarily as a result of the settlement of certain obligations accrued as part of restructuring charges recorded in previous years, reduced headcount related accruals, and the strengthening of the U.S. dollar in relation to foreign currencies.

           During the current quarter, the company maintained a credit agreement with a group of banks providing for an unsecured $70 million revolving credit facility. The facility had a duration of 364 days and provided for automatic renewal on a daily basis. The facility included certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends and the incurrence of other debt. The interest rate on the borrowings under the facility was 1.5% per annum above the London Interbank Offered Rate (LIBOR). Commitment fees paid on available funds were not material and there were $11.4 million of letters of credit secured by the facility at December 25, 1993. There were no borrowings under this facility as of December 25, 1993.

           Effective December 30, 1993, the company amended its credit agreement to include two separate facilities. The company now maintains an unsecured $40 million revolving credit facility and an unsecured $30 million letter of credit facility with the same group of banks. The revolving credit facility has a duration of one year; the letter of credit facility has a duration of 364 days and provides for automatic renewal on a daily basis.

      Results of Operations

           Total revenues for the quarter ended December 25, 1993 decreased 7% from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $148.0 million for the cur-rent quarter, virtually unchanged from the comparable period of fiscal 1993. Domestic revenues were 57% of total revenues in the current quarter, compared with 53% of total revenues for the first quarter of fiscal 1993. International revenues, including U.S. direct export sales, were $113.2 million for the current quarter, a 14% decrease from $132.1 million for the comparable period in fiscal 1993. International revenues represented 43% of total revenues in the current quarter and 47% of total revenues in the comparable prior-year period. The decrease in total revenues was primarily due to the decline in demand for the company's proprietary system products, the strengthening of the U.S. dollar in relation to foreign currencies, generally weak worldwide economic conditions, particularly in Europe, and competitive industry-wide pricing pressures.

           Product revenues for the current quarter decreased 7% from the comparable prior-year period. Revenues from the company's AViiON family of open systems products continued to grow during the current quarter compared with the first quarter of fiscal 1993. The company's new line of CLARiiON mass storage systems produced significant revenue growth compared to the first quarter of fiscal 1993, its initial quarter of introduction, and comprised 4% of total product revenues. Proprietary MV system revenues declined more than 50% from the same period in the prior year. Revenues from personal computers and other low margin equipment increased 38% over the same quarter of the prior year.

           Domestic product revenues, which were $91.7 million for the current quarter, increased less than 1% from $91.2 million for the comparable period in fiscal 1993. Domestic product revenues were 56% of total product revenues in the current quarter and 52% of total product revenues in the comparable prior-year period. Domestic product revenue growth continue to be hindered by increased competition, continued pricing pressures, and the company's transition to open systems technology. International product revenues were $72.0 million for the current quarter, a 15% decrease from $84.4 million for the comparable period in fiscal 1993. International product revenues represented 44% of total product revenues in the current quarter and 48% of total product revenues in the comparable prior-year period. U.S. direct export sales, included in international product revenues, posted strong growth in the first quarter of fiscal 1994 from the comparable prior-year period, partially offsetting lower revenues from the European marketplace. Product revenues from the European marketplace decreased approximately $17 million in the first quarter of fiscal 1994 when compared to the same prior-year period. The decrease in international product revenues was primarily due to generally weak economic conditions, particularly in Europe, a stronger U.S. dollar in relation to foreign currencies in the current fiscal quarter when compared to the same prior-year period, and the impact of transitioning from the company's traditional proprietary product line to open systems technology.

           Service revenues for the current quarter decreased 6% from the comparable period of fiscal 1993. Domestic service revenues for the current quarter were $56.4 million, unchanged from the comparable prior-year period. International service revenues for the current quarter were $41.2 million, a 14% decrease from $47.7 million for the comparable prior-year period. The decrease in service revenues resulted from a stronger U.S. dollar in relation to foreign currencies in the current quarter when compared to the same prior-year period, lower prices on service contracts for AViiON systems, and generally weak economic conditions. The decrease in service contract revenues has been partially offset by increased revenues from systems integration and consulting activities.

           Cost of product revenues for the current quarter was 68% of prod-uct revenues, compared with 59% of product revenues in the first quar-ter of fiscal 1993. Competitive pricing pressures worldwide, and the continued transition to the lower margin AViiON family of open systems and CLARiiON family of mass storage systems more than offset the benefits resulting from the company's continuing cost reduction and restructuring programs. Cost of service revenues for the current quarter represented 59% of service revenues, compared with 57% of service revenues for the first quarter of fiscal 1993. The increase in cost of service revenues as a percentage of total service revenues was primarily a result of the increase in revenues from systems integration activities which yield a lower margin than traditional service contract revenues.

           Research and development expenses for the current quarter de-creased 9% from the first quarter of fiscal 1993, and represented 9% of total revenues for both the current quarter and the comparable prior-year period. The decrease results primarily from the company continuing to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. In addition, a change in product mix to open systems architectures has increased the use of industry-standard components purchased from third parties. This product transition has reduced the requirement for large investments of research and development in hardware, allowing the company to dedicate a higher proportion of its resources to software development.

           Selling, general, and administrative expenses for the current quarter remained relatively unchanged from the comparable period of fiscal 1993, and represented 33% of total revenues in the current quarter and 31% in the comparable prior-year period. The company's cost reduction programs continue to be implemented. At December 25, 1993 the number of employees totaled 6,355, a reduction of 560 employees from December 26, 1992. Of these reductions, 200 occurred during the current fiscal quarter.

           Interest income for the current quarter decreased 33% from the comparable period of fiscal 1993 primarily due to an overall reduction in market interest rates and decreased levels of cash and investments. Interest expense for the current quarter decreased 8% from the same period of fiscal 1993 primarily due to the retirement and prepayment of two separate industrial revenue bonds.

           The income tax provision for the current quarter was $0.6 million compared with $1.8 million for the prior-year quarter. The provisions resulted primarily from foreign and state taxes.

           In November 1992, the Financial Accounting Standards Board ("FASB") issued SFAS 112, "Employers' Accounting for Post-Employment Benefits". In May 1993, the FASB issued SFAS 114 and 115, "Accounting by Creditors for Impairment of a Loan" and "Accounting for Certain Investments in Debt and Equity Securities", respectively. SFAS 112 and SFAS 115 are effective for fiscal years beginning after December 15, 1993. SFAS 114 is effective for fiscal years commencing after December 15, 1994. The company will implement these statements as required. The future adoption of SFAS 112, SFAS 114 and SFAS 115 are not expected to have a material effect on the company's consolidated financial position or results of operations.

           Due to the currently poor economic conditions worldwide, competitive pricing pressures, lower volumes and the changing mix of products, the company remains very cautious about the remainder of 1994. At this time, the company cannot assess the impact, if any, of these conditions on the company's future business. In light of first quarter results, the company is accelerating previously reported adjustments to its cost structure to further align it with revenue and margins.

                            PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings

           In a previously reported action, in the U.S. District Court for the District of Massachusetts, a jury, on January 28, 1993, awarded the company $52.3 million in damages and related interest from Grumman Systems Support Corporation ("Grumman") for infringing the company's copyrights and misappropriating trade secrets relating to the company's proprietary MV/ADEX diagnostic software. The award includes approximately $15.9 million in pre-judgment interest. On May 13, 1993, Grumman's motion for judgment notwithstanding the verdict and/or for a new trial was rejected. Grumman has appealed and on December 8, 1993, has argued its case to the United States First Circuit Court of Appeals. The company will not recognize the award in its financial statements until it is received or assured.

      Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

           10. Amended and restated Revolving Credit Agreement and Letter of Credit Agreement, both dated December 30, 1993, amending Revolving Credit Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1992.

           11.  Computation of primary and fully diluted earnings per share.

           20. First Quarter 1994 Interim Report of Data General Corpora-tion.

           (b) No reports on Form 8-K were filed during the current quarter ended December 25, 1993.



                                    SIGNATURE



           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DATA GENERAL CORPORATION
                                             (Registrant)



                                         /s/ Arthur W. DeMelle
                                           Arthur W. DeMelle
                                            Vice President
                                       Chief Financial Officer
                                       Chief Accounting Officer
      Dated:  February 4, 1994




                                     EXHIBITS


      Index to Exhibits.


           10. Amended and restated Revolving Credit Agreement and Letter of Credit Agreement, both dated December 30, 1993, amending Revolving Credit Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1992.

           11. Computation of primary and fully diluted earnings per share.

           20.  First   Quarter   1994   Interim  Report  of  Data  General
                Corporation.