Form 10-Q
period 1994-03-26
DATA GENERAL CORP
filed 1994-05-06
CIK 26999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


      (Mark one)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the quarterly period ended March 26, 1994

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

                                Yes  X    No

           Number of shares outstanding of each of the registrant's classes of common stock, as of April 22, 1994:

           Common Stock, par value $.01                 35,891,125
              (Title of each class)                   (Number of shares)



                          PART I -- FINANCIAL INFORMATION


      Item 1.  Financial Statements.

           The condensed consolidated financial statements of Data General Corporation (the "company"), consisting of condensed consolidated statements of operations for the three and six months ended March 26, 1994 and March 27, 1993, condensed consolidated balance sheets as of March 26, 1994 and September 25, 1993, condensed consolidated statements of cash flows for the six months ended March 26, 1994 and March 27, 1993, and related notes to condensed consolidated financial statements, are incorporated herein by reference to pages 3 through 6 of the company's Second Quarter 1994 Interim Report. The Second Quarter 1994 Interim Report has been included as Exhibit 20 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company, Attn: Investor Relations, MS A-235, 4400 Computer Drive, Westboro, MA 01580.

           During the first quarter of fiscal 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes". See Item 1. "Financial Statements" to the company's Form 10-Q for the quarter ended December 25, 1993.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Financial Condition

           Cash and temporary cash investments as of March 26, 1994 were $128.8 million, an increase of $9.2 million from the end of fiscal 1993. In addition, the company holds $61.4 million in marketable securities, a net decrease of $11.0 million during the current six-month period. These securities, which supplemented cash and temporary cash investments, are primarily invested in United States Treasury bills and notes. Net cash provided from operations for the six months ended March 26, 1994 totaled $48.7 million, expenditures for property, plant, and equipment were $47.7 million, capitalized software development costs totaled $9.0 million, and cash provided from stock plans totaled $3.6 million. Net proceeds from the sale of an investment totaled $5.8 million and the company also made a $2.0 million investment in an unaffiliated entity during the current six-month period. The company repaid $1.2 million of long-term debt in the current six-month period. The effect of foreign currency rate fluctuations on cash and temporary cash investments was immaterial.

           Net receivables decreased $15.6 million from fiscal year-end 1993, primarily as a result of more focused collection efforts in the European marketplace. Total inventories at March 26, 1994 increased $8.2 million from year-end 1993 levels, primarily due to increased inventory procurement. Accounts payable increased $23.5 million from fiscal year-end 1993, primarily due to the timing of quarter-end inventory procurements and an increase in overall inventory levels. Fixed asset dispositions for the first six-month period totaled $8.5 million, primarily as a result of sales of demonstration equipment to end-users and approximately a $4.0 million writedown of net book value of fixed assets to their realizable value associated with consolidating certain activities in the European marketplace. The writedown as a result of the consolidation activities is included in the fiscal 1994 restructuring charge. Management expects that sales of demonstration equipment will continue in the future. Other current liabilities increased $24.9 million from fiscal year-end 1993 due primarily to the $35 million restructure charge taken in the current quarter offset by payments made relating to previously recorded restructuring accruals. Other liabilities increased $4.1 million from fiscal year-end 1993, primarily as a result of normal accruals recorded for the company's pension plans.

           Effective December 30, 1993, the company replaced the $70 million revolving credit facility with an unsecured $40 million revolving credit facility and an unsecured $30 million letter of credit facility with the same group of banks as the original credit facility. The revolving credit facility has a duration of one year; the letter of credit facility has a duration of 364 days and provides for automatic renewal on a daily basis. The facilities include certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends and the incurrence of other debt. The interest rate for borrowings under each facility is 1.5% per annum above the London Interbank Offered Rate (LIBOR). Commitment fees paid on available funds are not material and there were $12.4 million of letters of credit secured by the letter of credit facility at March 26, 1994. There were no borrowings under the revolving credit facility as of March 26, 1994.

      Results of Operations

           Total revenues for the quarter ended March 26, 1994 increased 6% from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $161.0 million for the cur-rent quarter, a 15% increase from $140.4 million for the comparable period of fiscal 1993. Domestic revenues were 57% of total revenues in the current quarter, compared with 53% of total revenues for the second quarter of fiscal 1993. International revenues are now being presented in two geographic segments, a change from previous filings. The European segment is comprised solely of revenues from the European marketplace. All other international revenues, including U.S. direct export sales, will be referred to as "other international". European revenues were $77.1 million for the current quarter, an 8% decrease from $83.4 million for the comparable period in fiscal 1993. European revenues represented 27% of total revenues in the current quarter and 31% of total revenues in the prior-year period. Other international revenues were $44.8 million for the current quarter, a 3% increase from $43.7 million for the comparable period in fiscal 1993. Other international revenues represented 16% of total revenues in both the current quarter and prior-year period. The increase in total revenues for the current quarter was primarily due to the increase in demand for the company's AViiON products and CLARiiON products sold for use with other vendor's hardware (Open CLARiiON), along with an increase in demand for personal computers and related equipment. The increase in these product sales more than offset the continuing decrease in sales of proprietary MV products and a decrease resulting from the strengthening of the U.S. dollar in relation to foreign currencies.

           Domestic revenues of $309.1 million for the six months ended March 26, 1994 increased 7% from $287.9 million for the first six-month period of fiscal 1993. Domestic revenues were 57% of total revenues in the current six-month period and 53% of the total revenues for the comparable prior-year period. European revenues were $145.4 million for the first six-month period of the current year, compared with $175.0 million for the first six-month period of fiscal 1993. European revenues represented 27% of total revenues in the current six-month period and 32% of total revenues in the prior-year period. Other international revenues were $89.7 million for the current six-month period, compared with $84.2 million for the comparable period in fiscal 1993. Other international revenues represented 16% of total revenues in the current six-month period and 15% of total revenues in the prior-year period.

           Product revenues for the current quarter increased 10% from the comparable prior-year period. Revenues from the company's AViiON family of open systems products grew 25% during the current quarter when compared with the second quarter of fiscal 1993. The company's new line of Open CLARiiON mass storage systems produced significant revenue growth compared to the second quarter of fiscal 1993 and comprised 7% of total product revenues in the current quarter. The company is making a consorted effort to expand distribution channels for these products. Proprietary MV system revenues declined 48% from the same period in the prior year. Revenues from personal computers and other low margin equipment increased 27% over the same quarter of the prior year. It is anticipated that revenues from the MV proprietary product line will contribute a less significant percentage of the company's overall revenues in future quarters.

           Domestic product revenues, which were $103.5 million for the current quarter, increased 24% from $83.6 million for the comparable period in fiscal 1993. Domestic product revenues were 56% of total product revenues in the current quarter and 50% of total product revenues in the comparable prior-year period. The increase in domestic product revenues was due to the increase in demand for the company's newest generation of AViiON products and increases in both personal computer and Open CLARiiON equipment sales. European product revenues were $47.3 million for the current quarter, an 8% decrease from $51.4 million for the comparable period in fiscal 1993. European product revenues represented 26% of total product revenues in the current quarter and 31% in the comparable prior-year period. Other international product revenues were $33.5 million for the current quarter, a 3% increase from $32.4 million for the comparable period in fiscal 1993. Other international product revenues represented 18% of total product revenues in the current quarter and 19% in the comparable prior-year period.

           For the current six-month period, domestic product revenues were $195.2 million compared with $174.8 for the comparable six-month period of fiscal 1993. Domestic product revenues were 56% of total product revenues in the current six-month period and 51% of total product revenues in the comparable prior-year period. European product revenues were $85.6 million for the current six-month period compared with $106.7 million for the first six-month period of fiscal 1993. European product revenues were 25% of total product revenues in the current six-month period and 31% of total product revenues in the comparable prior-year period. Other international product revenues were $67.3 million for the current six-month period compared with $61.5 million for the first six-month period of fiscal 1993. Other international product revenues were 19% of total product revenues in the current six-month period and 18% of total product revenues in the comparable prior-year period. The decrease in European product revenues was primarily due to generally weak economic conditions, the impact of transitioning from the company's traditional proprietary product line to open systems technology, and the strengthening of the U.S. dollar in relation to foreign currencies.

           Service revenues for the current quarter decreased 2% from the comparable period of fiscal 1993. Domestic service revenues for the current quarter were $57.5 million, a slight increase from $56.8 million for the second quarter of fiscal 1993. European service revenues for the current quarter were $29.9 million, a 7% decrease from $32.1 million for the prior-year period. Other international service revenues for the current quarter and prior-year period were $11.3 million.

           For the current six-month period, domestic service revenues were $113.9 million, relatively unchanged from the $113.1 million in the first six-month period of fiscal 1993. European service revenues for the current six-month period were $59.8 million, a 12% decrease from $68.3 million reported for the first six-month period of fiscal 1993. Other international service revenues were $22.5 million for the current six-month period, relatively unchanged from the $22.7 million reported for the first six-month period of fiscal 1993. The decrease in European service revenues resulted primarily from the strengthening of the U.S. dollar in relation to European currencies in the current six-month period when compared to the same prior-year period. A decrease in hardware maintenance service revenues, which is the direct result of lower prices on service contracts for AViiON systems, has been partially offset by increased revenues from systems integration and consulting activities.

           Cost of product revenues were 67% of product revenues for both the current quarter and current six month period ended March 26, 1994, compared with 61% and 60%, respectively, for the same periods of the prior year. Competitive pricing pressures worldwide and the continued transition to the lower margin AViiON family of open systems and Open CLARiiON family of mass storage systems more than offset the benefits resulting from the company's continuing cost reduction and restructuring programs. Cost of service revenues for the current quarter and first six-month period represented 64% and 62% of service revenues, respectively, compared with 58% of service revenues for the same periods of fiscal 1993. The increase in cost of service revenues as a percentage of total service revenues was primarily a result of the increase in revenues from systems integration activities which yield a lower margin than traditional service contract revenues.

           Research and development expenses for the current quarter de-creased 12% from the second quarter of fiscal 1993 to $22.7 million, and represented 8% of total revenues in the current quarter. For the current six-month period, research and development expenses were 9% of total revenue, decreasing 11% to $46.2 million from the comparable prior-year period. The decrease results primarily from the company continuing to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. In addition, a change in product mix to open systems architecture has increased the use of industry-standard components purchased from third parties, which has somewhat reduced the requirement for research and development in hardware. The company is also dedicating a higher proportion of its resources to software development.

           Selling, general, and administrative expenses for the current quarter and the first six-month period remained relatively flat when compared to the prior-year periods, and represented 31% and 32%, respectively, of total revenues in the current quarter and six-month period and 32% of total revenues for the comparable prior-year periods.

           While the company has made significant progress towards becoming a supplier of open systems products and services, the company continues to have a cost structure that is out of line with an open systems business model. As a result, the company has identified additional cost reduction steps which include the continuing realignment of the company's worldwide sales and service organizations. Therefore, income from operations for the current quarter includes a $35 million charge for estimated costs associated with the worldwide workforce reduction and approximately a $4.0 million writedown of net book value of fixed assets associated with consolidating certain activities in the European marketplace. The provision relating to the workforce reduction is primarily for salary and benefit continuation and outplacement service. At March 26, 1994 the number of employees totaled 6,245, a reduction of 590 employees from March 27, 1993. The company expects that by the end of fiscal 1994, the number of employees will be between 5,500 and 5,700. There have been no material changes in the company's previously announced restructuring actions or the estimates accrued at September 25, 1993.

           Interest income for the current quarter and the first six-month period decreased 38% and 36%, respectively, from the comparable periods of fiscal 1993, primarily due to lower average levels of invested cash and reduced interest rates on invested funds. Interest expense for the current quarter and the first six-month period decreased 2% and 5%, respectively, from the comparable periods of fiscal 1993 primarily due to the retirement of two separate industrial revenue bonds. Other income of $2.4 million resulted from the sale of an investment held by the company in an unaffiliated entity.

           The income tax provision for the current quarter and first six-month period was $0.5 million and $1.1 million respectively, compared with $1.4 million and $3.2 million for the same prior-year periods. The provisions resulted primarily from foreign and state taxes.

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

           The revenue improvement during the current quarter reinforces management's belief in the company's product and marketing strategy. Management expects revenues from the MV proprietary product line to contribute a less significant percentage of the company's overall revenues in future quarters. In light of the significant change in industry trends from proprietary to open systems technology, the company remains very cautious for the remainder of fiscal 1994.

                            PART II -- OTHER INFORMATION

      Item 1.  Legal Proceedings

           In a previously reported action, in the U.S. District Court for the District of Massachusetts, a jury, on January 28, 1993, awarded the company $52.3 million in damages and related interest from Grumman Systems Support Corporation ("Grumman") for infringing the company's copyrights and misappropriating trade secrets relating to the company's proprietary MV/ADEX diagnostic software. The award includes approximately $15.9 million in pre-judgment interest. On May 13, 1993, Grumman's motion for judgment notwithstanding the verdict and/or for a new trial was rejected. Grumman has appealed and on December 8, 1993, the appeal was argued to the United States First Circuit Court of Appeals. The appeal remains undecided. The company will not recognize the award in its financial statements until it is received or assured. The company has deferred legal costs incurred subsequent to the jury verdict in order to match these costs with the award when recognized.

      Item 4. Submission of Matters to a Vote of Security-Holders

           (a)  The   Annual   Meeting   of  Stockholders  of  Data  General
                Corporation was held January 26, 1994.

           (b) During the meeting, stockholders elected the following as directors of Data General:

                     Frederick R. Adler
                     Ferdinand Colloredo-Mansfeld
                     John G. McElwee
                     Ronald L. Skates
                     Donald H. Trautlein

                The directors were elected by the following voting breakdowns:

                Director             Votes For        Votes Withheld
                Adler                28,641,442          478,987
                Colloredo-Mansfeld   28,656,887          463,542
                McElwee              28,638,678          481,751
                Skates               28,654,661          465,768
                Trautlein            28,641,721          478,708

           (c) By 26,992,438 affirmative votes, with 5,476,423 voted for by proxies of unmarked proxy cards, (1,398,271 against and 729,720 abstained), the stockholders approved a proposal to increase the number of shares of common stock that may be issued through the Employee Qualified Stock Purchase Plan to 8,600,000 shares from 6,600,000 shares.

           (d) By 25,064,119 affirmative votes, with 5,476,423 voted for by proxies of unmarked proxy cards, (3,200,898 against and 855,412 abstained), the stockholders approved a proposal to adopt the 1994 Non-Employee Director Stock Option Plan which grants the option to purchase shares of Common Stock of the company to each non-employee director.

      Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

           11.  Computation of primary and fully diluted earnings per share.

           20. Second Quarter 1994 Interim Report of Data General Corpora-tion.

           (b) No reports on Form 8-K were filed during the current quarter ended March 26, 1994.




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


                                       DATA GENERAL CORPORATION
                                             (Registrant)



                                         /s/ Arthur W. DeMelle
                                             Arthur W. DeMelle
                                            Vice President
                                        Chief Financial Officer
                                        Chief Accounting Officer

      Dated:  May 4, 1994

                                      EXHIBITS



      Index to Exhibits.


      11.  Computation of primary and fully diluted earnings per share.

      20.  Second Quarter 1994 Interim Report of Data General Corporation.