Form 10-Q
period 1994-06-25
DATA GENERAL CORP
filed 1994-08-04
CIK 26999

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


      (Mark one)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the quarterly period ended June 25, 1994

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

                                Yes  X    No

           Number of shares outstanding of each of the issuer's classes of common stock, as of July 22, 1994:

           Common Stock, par value $.01                   35,997,278
              (Title of each class)                   (Number of shares)

                          PART I -- FINANCIAL INFORMATION



      Item 1.  Financial Statements.

           The condensed consolidated financial statements of Data General Corporation (the "company"), consisting of condensed consolidated statements of operations for the three and nine months ended June 25, 1994 and June 26, 1993, condensed consolidated balance sheets as of June 25, 1994 and September 25, 1993, condensed consolidated statements of cash flows for the nine months ended June 25, 1994 and June 26, 1993, and related notes to condensed consolidated financial statements, are incorporated herein by reference to pages 3 through 6 of the company's Third Quarter 1994 Interim Report. The Third Quarter 1994 Interim Report has been included as Exhibit 20 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company,
      Attn:  Investor Relations, MS A-235, 4400 Computer Drive, Westboro, MA
      01580.

           During the first quarter of fiscal 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes". See Item 1. "Financial Statements" to the company's Form 10-Q for the quarter ended December 25, 1993.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Financial Condition

           Cash and temporary cash investments as of June 25, 1994 were $112.4 million, a decrease of $7.2 million from the end of fiscal 1993. In addition, as of June 25, 1994, the company held $48.7 million in marketable securities, a net decrease of $23.7 million during the current nine-month period. These securities, which supplemented cash and temporary cash investments, are primarily invested in United States Treasury bills and notes. Net cash provided from operations for the nine months ended June 25, 1994 totaled $44.6 million, expenditures for property, plant, and equipment were $71.3 million, capitalized software development costs totaled $13.1 million, and cash provided from stock plans totaled $4.1 million. Net proceeds from the sale of non-operating assets totaled $6.8 million. These non-operating assets were comprised of vacant real estate and investments in an unaffiliated entity. The company also made a $2.0 million investment in an unaffiliated entity during the current nine-month period. The company repaid $1.2 million of long-term debt in the current nine-month period. The effect of foreign currency rate fluctuations on cash and temporary cash investments was an increase of $1.3 million.

           Net receivables decreased $26.1 million from fiscal year-end 1993, primarily as a result of increased collection efforts worldwide and a decrease in revenues in the European marketplace which generally has a longer collection cycle than the domestic operation. In addition, due to a change in the general composition of the outstanding receivables portfolio, bad debt reserve requirements have increased 12% over fiscal year-end 1993 levels. Total inventories at June 25, 1994 increased $16.4 million from year-end 1993 levels, primarily due to a shift in the timing of inventory procurements. Accounts payable increased $7.8 million from fiscal year-end 1993, primarily due to the increase in overall inventory levels.

           Fixed asset dispositions for the first nine-month period totaled $12.8 million, primarily as a result of sales of demonstration equipment to end-users and approximately a $4.0 million writedown of net book value of fixed assets to their realizable value as part of the consolidation of certain activities in the European marketplace. Management expects that sales of demonstration equipment will continue in the future. The writedown as a result of the consolidation activities is included in the restructuring charge recorded during the first nine-month period of fiscal 1994. Approximately 20% of the company's net fixed assets relate to the company's proprietary ECLIPSE MV ("MV") family of products and are primarily comprised of spare parts required to support the MV service base of over 19,000 installed units worldwide as well as those MVs which are serviced by third parties.

           Other current liabilities increased $16.9 million from fiscal year-end 1993 due primarily to increased personnel and commission related accruals and the $35 million restructure charge taken in the current nine-month period, offset by payments made relating to the current as well as previously recorded restructuring accruals. Other liabilities increased $4.3 million from fiscal year-end 1993, primarily as a result of normal accruals recorded for the company's pension plans and an increase in deferred service revenues.

           Effective December 30, 1993, the company replaced a $70 million revolving credit facility with an unsecured $40 million revolving credit facility and an unsecured $30 million letter of credit facility with the same group of banks as the original credit facility. The revolving credit facility has a duration of one year; the letter of credit facility has a duration of 364 days and provides for automatic renewal on a daily basis. The facilities include certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends and the incurrence of other debt. The interest rate for borrowings under each facility is 1.5% per annum above the London Interbank Offered Rate (LIBOR). Commitment fees paid on available funds are not material and there were $11.6 million of letters of credit secured by the letter of credit facility at June 25, 1994. There were no borrowings under the revolving credit facility as of June 25, 1994.

      Results of Operations

           Total revenues for the quarter ended June 25, 1994 increased 12% from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $161.6 million for the cur-rent quarter, a 19% increase from $135.4 million for the comparable period of fiscal 1993. Domestic revenues were 57% of total revenues in the current quarter, compared with 54% of total revenues for the third quarter of fiscal 1993. European revenues were $77.6 million for the current quarter, a 7% decrease from $83.7 million for the comparable period in fiscal 1993. European revenues represented 27% of total revenues in the current quarter and 33% of total revenues in the prior-year period. Other international revenues were $44.7 million for the current quarter, a 34% increase from $33.3 million for the comparable period in fiscal 1993. Other international revenues represented 16% and 13% of total revenues in the current quarter and prior-year period, respectively. The increase in total revenues for the current quarter was primarily due to the increase in demand for the company's AViiON products and CLARiiON products sold for use with other vendors' hardware (Open CLARiiON), along with an increase in demand for personal computers and related equipment. The increase in these product sales offset the continuing decrease in sales of proprietary MV products. These increases were partially offset by a decrease resulting from the strengthening of the U.S. dollar in relation to foreign currencies.

           Domestic revenues of $470.5 million for the nine months ended June 25, 1994 increased 12% from $421.9 million for the first nine-month period of fiscal 1993. Domestic revenues were 57% of total revenues in the current nine-month period and 53% of the total revenues for the comparable prior-year period. European revenues were $227.2 million for the first nine-month period of the current year, compared with $261.0 million for the first nine-month period of fiscal 1993. European revenues represented 27% of total revenues in the current nine-month period and 33% of total revenues in the prior-year period. Other international revenues were $130.2 million for the current nine-month period, compared with $116.5 million for the comparable period in fiscal 1993. Other international revenues represented 16% of total revenues in the current nine-month period and 15% of total revenues in the prior-year period.

           Product revenues for the current quarter increased 21% from the comparable prior-year period. Revenues from the company's AViiON family of open systems products grew 24% during the current quarter when compared with the third quarter of fiscal 1993. The company's new line of Open CLARiiON mass storage systems produced significant revenue growth compared to the third quarter of fiscal 1993 and comprised 9% of total product revenues in the current quarter. The company is making a conscious effort to expand distribution channels for these products. Proprietary MV system revenues declined 36% from the same period in the prior year. Revenues from personal computers and other equipment increased 28% over the same quarter of the prior year. It is anticipated that the revenues generated from the MV product line will continue to be negatively impacted by the industry's transition to open systems technology.

           Domestic product revenues, which were $103.3 million for the current quarter, increased 32% from $78.2 million for the comparable period in fiscal 1993. Domestic product revenues were 56% of total product revenues in the current quarter and 51% of total product revenues in the comparable prior-year period. The increase in domestic product revenues was due to the increase in demand for the company's newest generation of AViiON products and increases in both personal computer and Open CLARiiON equipment sales. European product revenues were $47.6 million for the current quarter, a 7% decrease from $51.3 million for the comparable period in fiscal 1993. European product revenues represented 26% of total product revenues in the current quarter and 34% in the comparable prior-year period. Other international product revenues were $33.6 million for the current quarter, a 50% increase from $22.4 million for the comparable period in fiscal 1993. Other international product revenues represented 18% of total product revenues in the current quarter and 15% in the comparable prior-year period. The decrease in European product revenues was primarily due to the strengthening of the U.S. dollar in relation to European currencies and the impact of transitioning from the company's traditional proprietary product line to open systems technology. The increase in other international product revenues was primarily in the Asia and Pacific Rim marketplaces.

           For the current nine-month period, domestic product revenues were $298.4 million compared with $251.6 million for the comparable nine-month period of fiscal 1993. Domestic product revenues were 56% of total product revenues in the current nine-month period and 51% of total product revenues in the comparable prior-year period. European product revenues were $137.4 million for the current nine-month period compared with $160.3 million for the first nine-month period of fiscal 1993. European product revenues were 26% of total product revenues in the current nine-month period and 32% of total product revenues in the comparable prior-year period. Other international product revenues were $96.7 million for the current nine-month period compared with $83.0 million for the first nine-month period of fiscal 1993. Other international product revenues were 18% of total product revenues in the current nine-month period and 17% of total product revenues in the comparable prior-year period. The decrease in European product revenues was primarily due to generally weak economic conditions and the impact of transitioning from the company's traditional proprietary product line to open systems technology and the impact of the strengthening of the U.S. dollar in relation to European currencies. Open CLARiiON revenues have contributed the largest increase to domestic product revenues and have accounted for 10% of these revenues in the current nine-month period. AViiON revenue increases continue to offset decreases from proprietary systems in all geographic segments.

           Service revenues for the current quarter decreased slightly from the comparable period of fiscal 1993. Domestic service revenues for the current quarter were $58.3 million, a 2% increase from $57.2 million for the third quarter of fiscal 1993. European service revenues for the current quarter were $30.0 million, a 7% decrease from $32.4 million for the prior-year period. Other international service revenues for the current quarter and prior-year period were $11.0 million and $10.9 million, respectively.

           For the current nine-month period, domestic service revenues were $172.1 million, relatively unchanged from $170.3 million in the first nine-month period of fiscal 1993. European service revenues for the current nine-month period were $89.8 million, an 11% decrease from $100.7 million reported for the first nine-month period of fiscal 1993. Other international service revenues were $33.5 million for the current nine-month period, relatively unchanged from the $33.6 million reported for the first nine-month period of fiscal 1993. A decrease in hardware maintenance service revenues has been partially offset by increased revenues from systems integration and consulting activities, as the company positions itself as a full service provider. The decrease in European service revenues resulted primarily from the strengthening of the U.S. dollar in relation to European currencies in the current nine-month period when compared to the same prior-year period.

           Cost of product revenues were 68% and 67% of product revenues, respectively, for the current quarter and current nine month period ended June 25, 1994, respectively, compared with 64% and 61% for the same periods of the prior year. Competitive pricing pressures worldwide and the continued transition to the lower margin AViiON family of open systems and Open CLARiiON family of mass storage systems more than offset the benefits resulting from the company's continuing cost reduction and restructuring programs. Cost of service revenues for the current quarter and first nine-month period represented 64% and 62% of service revenues, respectively, compared with 60% and 58% of service revenues, respectively, for the same periods of fiscal 1993. The increase in cost of service revenues as a percentage of total service revenues was primarily a result of the increase in revenues from systems integration activities which yield a lower margin than traditional service contract revenues.

           Research and development expenses for the current quarter de-creased 8% from the third quarter of fiscal 1993 to $22.1 million, and represented 8% of total revenues in the current quarter. For the current nine-month period, research and development expenses were also 8% of total revenues, decreasing 10% to $68.4 million from the comparable prior-year period. The decrease results primarily from the company continuing to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. Also, a change in product mix to open systems architecture has increased the use of industry-standard components purchased from third parties, which has reduced spending for research and development in hardware. In addition to the reduction of research and development expenses, the company has also seen a reduction in capitalized software development costs of $3.5 million in the current nine-month period when compared to the same period in the prior year.

           Selling, general, and administrative expenses for the current quarter decreased 2% from the same prior year period and remained relatively flat for the first nine-month period when compared to the prior-year period. Benefits resulting from the continuing cost reduction and restructuring programs, were for the most part offset by the increase in commissions resulting from the 21% increase in product revenues in the current quarter when compared to the same prior-year period. Selling, general, and administrative expenses represented 29% and 31%, respectively, of total revenues in the current quarter and nine-month period and 34% and 32% of total revenues, respectively, for the comparable prior-year periods.

           While the company has made significant progress towards becoming a supplier of open systems products and services, the company continues to have a cost structure that is out of line with an open systems business model. In a prior quarter, the company had identified additional cost reduction steps which include the continuing realignment of the company's worldwide sales and service organizations. As a result, income from operations for the current nine-month period includes a $35 million charge for estimated costs associated with a worldwide workforce reduction, of which approximately $4.0 million relates to the writedown of net book value of fixed assets associated with consolidating certain activities in the European marketplace. The provision relating to the workforce reduction is primarily for salary and benefit continuation and outplacement service. At June 25, 1994 the number of employees totaled 5,955, a reduction of 755 employees from June 26, 1993.
      There have been no material changes in the company's previously announced restructuring actions or the estimates accrued at June 25, 1994.

           Interest income for the current quarter and the first nine-month period decreased 26% and 32%, respectively, from the comparable periods of fiscal 1993, primarily due to an overall decrease in the levels of invested funds. Interest expense for the current quarter was relatively flat while the first nine-month period decreased 4% from the comparable periods of fiscal 1993 primarily due to the retirement of two separate industrial revenue bonds. Other income of $2.4 million in the nine-month period ended June 25, 1994 resulted from the sale of an investment held by the company in an unaffiliated entity.

           The income tax provision for the current quarter and first nine-month period was $0.5 million and $1.6 million respectively, compared with $1.2 million and $4.4 million for the same prior-year periods. The provisions resulted primarily from foreign and state taxes.

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

           The revenue improvement during the current quarter reinforces management's belief in the company's product and marketing strategy. Management expects revenues from the MV proprietary product line to continue to contribute only a small percentage of the company's overall revenues in future quarters. In light of the significant change in industry trends from proprietary to open systems technology and general economic conditions in the European marketplace, the company remains cautious for the remainder of fiscal 1994.

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

           20. Third Quarter 1994 Interim Report of Data General Corpora-tion.

           (b) No reports on Form 8-K were filed during the current quarter ended June 25, 1994.



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

      Dated:  August 3, 1994
                                      EXHIBITS



      Index to Exhibits.


      11.  Computation of primary and fully diluted earnings per share.

      20.  Third Quarter 1994 Interim Report of Data General Corporation.