Form 10-K
period 1994-09-24
DATA GENERAL CORP
filed 1994-12-21
CIK 26999

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the fiscal year ended September 24, 1994

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from                    to

                         Commission File Number 1-7352


                           Data General Corporation
            (Exact name of registrant as specified in its charter)

             Delaware

(State or other jurisdiction of incorporation or organization)

            04-2436397
(I.R.S. Employer Identification No.)

4400 Computer Drive, Westboro, Massachusetts                 01580
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code  (508)898-5000

          Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01                           New York Stock Exchange
                                                        London Stock Exchange
Preferred Stock Purchase Rights                        New York Stock Exchange
                                                         London Stock Exchange
    7-3/4% Convertible Subordinated                    New York Stock Exchange
         Debentures Due 2001
8-3/8% Sinking Fund Debentures Due 2002               New York Stock Exchange
     (Title of each class)         (Name of each exchange on which registered)

       Securities registered pursuant to Section 12(g) of the Act: None


    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 9, 1994: $361,732,280

Number of shares outstanding of each of the issuer's classes of common stock, as of December 9, 1994:

    Common Stock, par value $.01                             36,631,117
       (Title of each class)                             (Number of shares)

                     Documents incorporated by reference:

Parts I and II - Portions of registrant's Annual Report to Stockholders for the year ended September 24, 1994.
Part III - Portions of registrant's Proxy Statement dated December 14, 1994.


        AViiON, CEO, DASHER, DESKTOP GENERATION, ECLIPSE, microNOVA, NOVA and WALKABOUT are registered trademarks, and CEO Connection, CEO Object Office, CLARiiON, DG/UX, DG/ViiSION, ECLIPSE MV/3200, ECLIPSE MV/3600, ECLIPSE MV/9800, ECLIPSE MV/25000, ECLIPSE MV/35000 and ECLIPSE MV/60000 are trademarks of Data General Corporation.



        All other brand and product names appearing in this publication are trademarks or registered trademarks of their respective holders.


                                      PART I


        Item 1.  Business.

             Data General Corporation, incorporated in Delaware on April 15, 1968, designs, manufactures, sells, and supports a broad range of multi-user computer systems, servers, and mass storage devices. The company's range of products and services includes database servers, communications and networking servers, workstations, desktop and portable systems, mass storage devices, thousands of application solutions offered in conjunction with various third-party firms, and a worldwide service and support network. As used herein, the terms "Data General" and the "company" mean Data General Corporation, and, unless otherwise indicated, its consolidated subsidiaries.

             There is a wide and expanding variety of applications for the products manufactured by Data General. The company's products are used for database management, integrated information processing, distributed data processing, office automation and financial applications, transaction processing, communications, decision support, computer aided engineering, manufacturing planning and control, human resource management, educational administration, health care, testing, process control, and environmental monitoring. Other areas of use include scientific and laboratory research, medical instrumentation and imaging, signal analysis, data acquisition, instrumentation, monitoring, and control. The company's products are used in networks, at the enterprise level, and in stand-alone applications.

             Data General's AViiONR line of computer systems is based on Reduced Instruction Set Computing (RISC) microprocessors and the UNIXR operating system. The company's CLARiiONTM mass storage devices are open systems disk arrays and tape arrays for computers that run the UNIX operating system and selected other operating systems. Data General's ECLIPSER MV family of minicomputers uses the company's proprietary hardware architecture and operating system. The company provides products and services needed for networking and interoperability, which enable computing systems from many vendors to function together in multi-platform environments. Data General also offers a broad line of personal computers.

             During the last decade, advances in microprocessor technology and the increasing availability of standards-based hardware and software significantly eroded the competitive advantage of proprietary minicomputer systems. These trends resulted in the introduction of networked computer systems, consisting of servers hosting PCs, terminals and other workstations, which offer customers significant price/performance advantages over traditional minicomputers. In response to these developments, Data General management implemented a strategy in fiscal 1988 that focused the company's resources on developing the AViiON family of industry-standard computer systems while continuing to enhance and upgrade the performance of its ECLIPSE MV family of minicomputers. In fiscal 1994, revenues from the AViiON family were approximately $470 million, an increase of nearly 20% over fiscal 1993. Since AViiON shipments began in fiscal 1989, more than $1.5 billion worth of systems have been delivered. Management is encouraged by the continued growth of its AViiON open systems computers and their acceptance in the worldwide marketplace.

             The growing demand for computers based on open architectures led Data General to introduce the CLARiiON family of mass storage subsystems in September 1992. In addition to CLARiiON storage products that are sold with Data General AViiON and ECLIPSE MV systems, "Open CLARiiON" products are available for use with systems from IBM, Digital Equipment Corporation, and Sun Microsystems, as well as with systems running NetWare, NT, OS/2, and SCO UNIX. Open CLARiiON products are sold through a worldwide network of independent distributors and Original Equipment Manufacturers (OEM), including Storage Technology Corporation, Amdahl, Memorex Telex, Convex Computer, Bull SA, and other systems vendors. They are also sold through distribution agreements with Access Graphics, Gates/FA, and Dickens Data in the U.S., Daou in Korea, Omron in Japan, and a number of European firms. Collectively, these agreements should provide the foundation for continued growth of Open Clariion in 1995 and future years.

        Products and Services.

             The company's computer systems can be grouped into the following product families: AViiON systems, servers and workstations; ECLIPSE MV family systems; CLARiiON series mass storage subsystems; DG/ViiSIONTM and DASHERR family personal computers and LAN servers; and WALKABOUTR notebook computer systems. AViiON, ECLIPSE MV and CLARiiON products are the core of the company's current business. The company also continues to sell and support the following earlier product families: 16-bit ECLIPSE systems; DESKTOP GENERATIONR systems; NOVAR systems; and microNOVAR microproducts.

             Introduced in fiscal 1989, AViiON servers and workstations are based on RISC microprocessors and the VME Input/Output (I/O) bus. The company has focused its products and services on large commercial enterprises that need high availability systems, such as the AViiON servers and CLARiiON storage products, to support large numbers of users, handle large volumes of transactions, and support large databases.

             The AViiON product family ranges from high-performance, general-purpose systems and servers to entry-level workstations. AViiON AV 9500 servers, which currently include models with up to 16 processors, consistently rank among the leaders in database performance, scalability, and price/performance, as measured by independent benchmarks conducted by Aim Technology and by the Transaction Processing Council. The AV 8500 server series is a mid-range line which offers from two- to eight-processor systems. These office-package systems can be used to integrate networks of personal computers, providing users with communications, resource sharing, office and imaging applications, and databases. The AV 5500 and AV 4500 systems are flexible and expandable enterprise servers in deskside packaging. They are also used by many Value-Added Resellers (VAR) for packaged information solutions. The AV 450 and AV 550 workstations are designed for commercial applications, such as Geographical Information Systems and software development.

             AViiON computers function as servers or as multi-user systems for a wide range of applications. All AViiON systems run the DG/UXTM operating system, Data General's version of the UNIX operating system. DG/UX is designed with advanced features to support commercial applications.

             ECLIPSE MV systems are 32-bit computers using custom-designed very large scale integration chips which utilize a more powerful instruction set than earlier 16-bit ECLIPSE and NOVA systems, enabling the execution of most programs that operate on the earlier systems. The range of products includes: the low-end ECLIPSE MV/3200TM and ECLIPSE MV/3600TM computers; the mid-range ECLIPSE MV/9800TM, MV/25000TM and MV/35000TM systems; and the high-end ECLIPSE MV/60000TM HA series of multi-processor computers.

             The CLARiiON family of mass storage subsystems is based on Redundant Array of Inexpensive Disk (RAID) technology, providing an architecture that speeds access to data while safeguarding it. CLARiiON subsystems employ up to 20 disk drives. Currently, CLARiiON contains SCSI 3.5 inch disk drives, each with a capacity of 4.0 GB (billions of characters), allowing a subsystem to store up to 80 GB of information. Higher capacity disk drives can be accommodated as they become available in the marketplace. Up to three subsystems can be combined in rackmount configurations. The drives are combined with an intelligent I/O processor, which manages the array subsystem's operations, and cache which provides improved performance. By utilizing RAID technology, a portion of CLARiiON's disk resources is dedicated to data redundancy. While individual drives may fail occasionally, the array system remains operational while the failed disk is repaired or replaced. CLARiiON subsystems are able to be repaired while under power. Each disk module comes in a specially designed carrier that can be removed from its array group without disturbing data access. CLARiiON mass storage devices come in a compact design that occupies 2.7 square feet of floor space. To complement these disk array systems, a CLARiiON tape array is available. This high-performance, fault-tolerant product provides fast, unattended back-up for large databases. This innovative tape array employs low-cost commodity tape drives and cartridges, and, like the disk array, can be used with UNIX servers from IBM, Digital Equipment Corporation, and Sun Microsystems, and systems running NetWare, NT, OS/2, and SCO UNIX, as well as Data
        General's own systems.

             The Data General family of personal computers includes DG/ViiSION entry level systems, DASHER II mid-range through multi-user systems and LAN servers, and the WALKABOUT full-function notebook computer. These systems use the latest available microprocessors, including Intel Pentium processors. Connectivity to AViiON and ECLIPSE MV systems and other computers can be achieved using various communication products offered by Data General.

             The company's computer systems differ in speed, memory, and storage capacity; are available with certain processor features; and are available with a number of subassembly slots that may be used to accommodate peripheral controllers.

             Data General also sells a wide variety of peripheral equipment for use with its computers. Peripheral equipment sold by the company includes video display terminals, printers, plotters, communication controllers, multiplexors, disk storage, memory, magnetic tape equipment, analog-to-digital converters and digital-to-analog converters. The company also manufactures peripheral controller subassemblies and related electronics for connecting its computers to standard data communication equipment and computer systems manufactured by others. Data General also designs and manufactures peripheral controller subassemblies for use with electromechanical peripheral equipment it purchases from third parties.

             The company has developed and offers an extensive library of systems software products for use with its computer systems, including database management and communications software for industry-standard mainframe protocols. This library includes operating systems with compilers, assemblers, and general utility programs. The company's operating systems provide compatibility throughout the company's product families. The company's proprietary operating systems include the AOS/VS (Advanced Operating System/Virtual Storage) and AOS/VS II multiprogramming systems, the AOS/RT32 real-time subset of AOS/VS, and DG/RDOS (Real-time Disk Operating System) for 32-bit systems.

             More than 40 programming languages are available with the company's systems including common versions of BASIC, Business BASIC, COBOL 74, ICOBOL, Fortran IV, Fortran V, Fortran 77, Algol, DG/L, PL/1, APL, Pascal, "C", and Common Lisp. Data
        General's Ada compiler and Ada development environment software allow customers to program in Ada, a standard programming language used in military applications.

             Data General also offers its customers a wide range of applications software solutions for both open and traditional systems. The company's relationships with systems integrators, software suppliers, and industry-specific VARs provide a growing presence worldwide in many specialized markets. AViiON systems run over 6,000 software programs from leading suppliers of databases, languages, office automation and industry application packages. This collection of software includes many products which can be used by customers who are migrating data processing or data management tasks from mainframe computers. This represents an important application area for the company's AViiON servers. To meet the specific market requirements, the company works with more than 1,000 VARs and distributors.

             An important application area for the company's ECLIPSE MV systems is its CEOR integrated office automation software. This software allows users to perform routine office tasks, such as electronic mail, word processing, filing, and maintaining electronic calendars, while also having access to spreadsheets, graphics, a centralized database, or specialized applications developed by customers or purchased from Data General or third parties. The company also offers CEO ConnectionTM communications software, which allows CEO system functions to be used in products using the MS-DOS operating system. In addition, CEO Object OfficeTM brings CEO office automation software to an icon-style graphics interface on a personal computer. Computer programs are furnished pursuant to nonexclusive licenses.

             Data General's communications architecture is based upon the implementation of both international and defacto standards in the data communications and networking field. Data General now supports defacto standards such as TCP/IP (Transmission Control Protocol/Internet Protocol), SNA (IBM's Systems Network Architecture), Novell IPX/SPX, DECnet, AppleTalk, Async, and Bisync protocols, among others. Formal standards support includes OSI (Open Systems Interconnection), GOSIP (Government Open Systems Interconnection Profile), ISDN (Integrated Services Digital Network), CMIP/CMIS for network management, and numerous others. Data General is able to integrate mainframes, minicomputers and various desktops (UNIX workstations, Macintosh, async terminals, X-terminals, Windows and DOS PCs) using a wide range of communications products and services. Data General can help customers integrate their filing systems (Novell, LAN Manager, NFS), take advantage of UNIX print services, run UNIX applications and unify their offices using network products such as mail, electronic data interchange, and the like. Further, customers can create cooperative program environments (client/server) through the use of various open communication interfaces provided by Data General such as API LU 6.2, 0, 1, 2, 3, (for IBM environments), SPX (for Novell), and TLI (for TCP/IP, OSI, and LAN Manager environments). This set of communication capabilities enables Data General systems to be incorporated in a variety of networks that include systems and equipment manufactured by the company and by many other vendors.

             The total purchase price of any computer system varies depending upon the processing power, size of main memory and storage capacity; and upon the types and quantities of accessory, peripheral controller subassembly, and peripheral equipment ordered. Prices of the company's various products range from less than $2,000 to over $1,500,000. Dollar volume discounts are offered on most products sold by the company. New products and revisions to existing products have resulted in improved price/performance ratios.

             The company extends a limited service and/or parts warranty on substantially all equipment sold and offers several types of maintenance services and contracts at additional charges.
        Warranty and other maintenance services are generally performed by service employees located in various offices throughout the world. The company offers a mail-in parts exchange and repair service and a cooperative maintenance program for qualified organizations, VARs, and other customers capable of performing maintenance services. The cooperative program includes spare parts, back-up support, depot service, diagnostics, training, documentation, tools and test equipment, and service planning and support. Data General supports over 3,000 products made by other vendors. The company also offers an On-line Information Service, which provides customers with immediate access to support information.

             The company provides various services related to the installation and operation of its computer systems and software. Systems engineers provide systems and software installation support. The Systems Integration Business Unit helps customers get the maximum benefit from their new and existing systems by offering a broad array of systems design, applications development and consulting services. The Special Systems group designs custom hardware products under contract to individual customers.
        Customer training related to systems and software sold by the company is provided at company training facilities in various locations throughout the world or at the customer's own facilities.

             For the fiscal year ended September 24, 1994, product revenues were 65% of consolidated total revenues and service revenues were 35% of consolidated total revenues. For the fiscal year ended September 25, 1993, product revenues were 62% of consolidated total revenues and service revenues were 38% of consolidated total revenues. For the fiscal year ended September 26, 1992, product revenues were 61% of consolidated total revenues and service revenues were 39% of consolidated total revenues.


        Marketing and Distribution.

             The company uses multiple channels of distribution to sell its products. Sales representatives in company offices, located throughout the world, sell products mainly to large organizations, many of which are new accounts. A mass merchandising organization, "Data General Plus", is primarily responsible for meeting the needs of existing customers with a product range including replacement systems, system upgrades and a full range of supplies and accessories sold through catalogs. The company also sells refurbished Data General equipment.

             Data General uses several third-party distribution channels, including OEMs, VARs, and distributors. OEMs include companies that incorporate Data General computers into other products, such as air traffic control systems, for resale to the final user.
        VARs add applications software to the computer systems purchased from the company before reselling them, and may provide assistance in installing and maintaining the systems. Distributors meet customer needs by making Data General products available, including systems, servers, workstations, personal computers and storage systems products for immediate off-the-shelf delivery.

             The company provides financing through various leasing and financing programs arranged with third parties. Data General provides flexible financing programs for all Data General products, as well as third party hardware, software and services. These programs are available worldwide for resellers, distributors and end users.

             The company is not dependent upon any one customer, or a very few customers, for a material part of its business. In fiscal 1994, sales made directly to various agencies of the United States Government represented approximately 5% of the company's consolidated total revenues. No single government agency, or any other single customer is believed to have accounted for more than 1% of consolidated total revenues. The company's business is not subject to any unusual seasonal fluctuations.

             The company generally attempts to minimize the time from receipt of a customer's order to shipment and virtually no orders are booked with shipment dates in excess of one year from the date of order. As the company's product mix shifts more towards industry-standard systems and workstations, it is anticipated that the average time from order date to shipment date will further decrease. In addition, a substantial portion of the orders received by the company are subject to cancellation without significant penalty, at the option of the customer, at any time prior to shipment. Therefore, the company believes that disclosure of its backlog would not contribute to an understanding of the company's business.


        Organization and Structure.

             The company's sales and service operations deliver Data General products and provide training, hardware and software support functions to customers through direct sales, mass merchandising, and reseller channels. Sales divisions are structured to cover the following major geographic areas: the United States; General International Area (including Canada and Latin America); Europe; and Asia/Pacific.

             The company's development, marketing and service organizations are structured in business units to enable Data General to better respond to customer requirements.

             . The AViiON Business Unit is responsible for development and marketing of the company's AViiON family of computer systems, and for managing associated third-party relationships. This unit also includes sub-units aimed at specific market opportunities, such as PICK/UNIX.

             . The ECLIPSE Business Unit is responsible for the development and marketing of the company's MV family of systems and related software.

             . The CLARiiON Business Unit is responsible for development of the company's CLARiiON family of open mass storage products, and for developing channels and partnerships for sales of Open CLARiiON.

             . The Personal Computer Business Unit supplies customers with a full range of personal computers and peripherals, ranging from notebook computers to towers.

             . The Worldwide Services Organization was formed in 1994 to provide better integrated and more competitive services to customers. The organization encompasses Customer Services (field engineering and other technical services) and the Systems Integration Business Unit which focuses on business opportunities worldwide in the growing market for integrating information systems through professional services, network integration services, and custom solutions.

             . Early in fiscal 1995, a Strategic Alliances organization was formed to focus on sales of applications and tools with the world's largest suppliers of such solutions, including Oracle Corporation, Computer Associates, SAP AG and PeopleSoft. The group also will develop and manage alliances with global systems integration partners such as EDS, SHL Systemshouse, "Big Six" consultancy and integration firms, and regional systems integrators in North America and Europe.

             Manufacturing and Corporate Quality is responsible for producing Data General systems; for procuring associated components, subassemblies, peripherals, and various other products which are incorporated into Data General systems or sold under the Data General label; and for corporate overall quality assurance.

             The Finance and Administration organizations include the Controller, the Treasurer, Information Management, Legal, Investor Relations, Property Management, and Human Resources functions.


        Raw Materials.

             Data General's manufacturing operations employ a wide variety of mechanical and electronic components, raw materials and other supplies. In the design of its products, the company routinely attempts to utilize multiple-sourced components. However, in some instances, the company selectively uses sole-sourced components, such as custom microprocessors and gate arrays, in order to achieve desired system performance. These components are typically based on the manufacturer's proprietary underlying process technology. In many cases, the manufacturers will execute crosslicense agreements with other manufacturers, and it may be possible for Data General to access such technology through crosslicense agreements. However, it has been the company's experience to date that the investment necessary to execute such crosslicense agreements and to re-engineer the component is not warranted.

             With respect to sole-sourced materials, the company has not experienced any problems relative to the timeliness of product availability or quality matters. To protect against such problems, however, the company has implemented special inventory plans for these components. These plans are designed to ensure that, if the sole-sourced supplier was unable to meet the company's requirements, there would be sufficient inventory available to cover the time required to re-engineer the product or develop an alternative source of supply. The company has not experienced any significant problems resulting from the inability to procure necessary raw materials.


        Patents.

             In November, 1994 the company commenced patent infringement litigation against International Business Machines Corporation charging infringement of certain of the company patents. Although the company believes its claims are valid, it cannot predict the outcome of the litigation. Should the company prevail in the litigation, such patents could play a significant role in the conduct of its business and accordingly would be material.
        The company believes that most if its remaining patents do not presently play asignificant role in the conduct of its business or in its industry in general and that most patents, granted or which may be granted to it, while anticipated to be of value, are note expected to be of material significance. The company also owns certain copyrights, trademarks and proprietary information.

             From time to time, companies in the industry have claimed that products and components similar to those manufactured by the company are covered by valid patents held by others. It may be necessary or desirable to obtain further patent licenses in addition to those which the company now holds. Although there is no assurance that such additional patent licenses could be obtained, the company is of the opinion, based on industry practice and information presently available, that such licenses could be obtained and on terms which would not have a material effect on the company's consolidated financial position or results of operations.


        Competition.

             The computer industry has been characterized by rapid technological change, product improvement, and price reductions. During fiscal 1994, the company's margins were adversely affected by the lower margin open systems products and by the generally weak European economy. Data General's future may be adversely affected by new technology developed by others or by price reductions initiated by competitors. Some of the company's competitors are larger companies and have substantially greater resources than the company. The company also competes with a number of smaller manufacturers. The company believes that it is a significant manufacturer of multi-user computer systems, servers, and mass storage devices for commercial applications. According to reports from International Data Corporation (IDC), Data General has ranked among the leading suppliers of commercial medium-scale UNIX-based systems in both 1992 and 1993.

             The company's AViiON systems have become increasingly competitive since they were introduced in fiscal 1989 as more applications were ported to the platform and new product introductions added to the depth of the product family. AViiON systems compete favorably with standards-based systems from other industry-leading vendors based upon a wide range of features and performance, the company's DG/UX operating system, and the availability of an extensive range of applications software.

             Based on price/performance and other measures that demonstrate computer speed, throughput, and ability to run applications effectively, the company's current 32-bit ECLIPSE MV family of proprietary systems, using primarily the AOS/VS and AOS/VS II operating systems, competes favorably against 32-bit systems from other leading minicomputer vendors. Data General's primary market for proprietary systems is its existing customer base.

             AViiON and ECLIPSE systems also compete favorably as a result of their ability to connect with a variety of desktop systems manufactured by the company and by other vendors. The company's worldwide service and support capability, which includes service for certain products manufactured by other vendors (such as PCs and workstations), also enhances the competitive strength of the company's product families.

             The company believes that its CLARiiON product was the first open, RAID-based mass storage product. This product supports UNIX-based computers from IBM, Digital Equipment Corporation, and Sun Microsystems, and for systems running on NetWare, NT, OS/2, AND SCO UNIX, as well as Data General systems. NetWare is the dominant server operating system for PC-LANs (local area networks).


        Research and Development.

             The company understands that if it is to compete successfully in the industry it will require a continuing commitment to research and development. Research and development expenses were $90.8 million in fiscal 1994, $100.2 million in fiscal 1993, and $111.3 million in fiscal 1992. Research and development work contracted out during fiscal 1994 was insignificant. During fiscal 1994, the company focused its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices, including related software and services.

             Continued emphasis on applied research and development programs is anticipated in order to improve existing products and to expand product line capabilities. Research and development work is done primarily in the following areas: general purpose computer systems; open mass storage devices; systems and applications software; integrated circuit technology; microprocessor design; network services and products; terminal and workstation development; and contracted special product design.


        Environmental Conditions.

             The company's various manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from plant wastes and emissions. In the company's opinion, it is complying with such laws and regulations. Compli-ance has not had, and is not expected to have, a material effect upon the company's capital expenditures, results of operations, or competitive position.


        Employees.

             The company had approximately 5,800 employees at September
        24, 1994, compared with 6,500 employees at September 25, 1993, and 7,100 employees at the end of fiscal 1992. The decrease in employees resulted from various restructuring programs undertaken to reduce the company's infrastructure and realign its organizations to meet today's open systems business model. Additional information on the company's restructuring programs is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in the company's Annual Report to Stockholders for the fiscal year ended September 24, 1994. The "Management's
        Discussion and Analysis of Financial Condition and Results of Operations" has been incorporated by reference into Item 7 of Part II of this Report. The "Notes to Consolidated Financial
        Statements" have been incorporated by reference into Item 8 of
        Part II of this Report.

             The company's employees are not covered under any collective bargaining agreements, and the company has not experienced any significant labor problems. The company believes that its relationship with its employees is good.


        International Operations.

             Foreign business is conducted through subsidiaries, representatives and distributors, and to a lesser extent by direct sales. International revenues, including U.S. direct export sales, amounted to approximately 45% of consolidated total revenues in fiscal 1994, and 46% and 49% of consolidated total revenues in fiscal 1993 and 1992, respectively. The majority of Data General's international revenues are derived from western Europe, Asia and Canada. In view of the locations and diversification of its international activities, the company does not believe that there are any special risks beyond the normal business risks attendant to activities abroad. The company maintains a hedging program to minimize its exposure to foreign currency fluctuations. Additional information relating to the company's international operations, including financial information by major geographic area, is included in
        Note 11 "Geographic Segment Data" on page 28 of the company's Annual Report to Stockholders for the fiscal year ended
        September 24, 1994.


        Item 2.  Properties.

             The company's executive offices are located in Westboro, Massachusetts. Manufacturing, research and development, service, marketing, and administrative support facilities are located in various states and countries throughout the world. All buildings owned are modern, air conditioned, and suitable and adequate for the present activities of the company. The company also leases space in 48 states and 28 countries, primarily for sales and ser-vice offices, the corporate headquarters, and certain manufacturing operations. Substantially all manufacturing equipment is owned by the company and is well maintained.

             In September 1994, the company sold its Westboro, Massachusetts land and facilities, and entered into a 10-year sale leaseback arrangement for a portion of the property. During fiscal 1993 the company sold its facilities in Westbrook, Maine and Portsmouth, New Hampshire, as well as a portion of its facility in Woodstock, Connecticut. During fiscal 1992, the company sold Data General Thailand, its Thailand manufacturing subsidiary. The company is currently holding two facilities for future sale: Milford, Massachusetts and the remaining portion of Woodstock, Connecticut. Additional information regarding the company's principal plants and properties is included under the heading "Facilities" on page 31 of the company's Annual Report to Stockholders for the fiscal year ended September 24, 1994.


        Item 3.  Legal Proceedings.

             Subsequent to the end of fiscal 1994, Data General settled with Northrop Grumman Corporation its six-year software copyright infringement and trade secrets litigation against Grumman Systems Support Corporation ("Grumman"). Under terms of this settlement, Grumman paid the company $53 million and the parties have dismissed all pending litigation.


        Item 4.  Submission of Matters to a Vote of Security Holders.

             Not applicable.


        Executive Officers of the Registrant.

             Frederick R. Adler(1), Age 69, Chairman of the Executive Committee of the Board of Directors since July 1982; Secretary of the company from 1968 to July 1982; retiring senior partner in the law firm of Fulbright & Jaworski L.L.P., and senior partner of such firm or senior partner or chief executive officer of a professional corporation which was a senior partner in the predecessor firm of Reavis & McGrath, New York City, for more than five years; managing director of Adler & Company, a venture capital investment firm, and a general partner of its related investment funds for more than five years.

             Ronald L. Skates(1), Age 53, President and Chief Executive Officer of the company since November 1989; Executive Vice President and Chief Operating Officer of the company from August 1988 to November 1989; Senior Vice President of the company from November 1986 to August 1988; Chief Financial Officer of the company from November 1986 to August 1987; Partner, Price Waterhouse from July 1976 to November 1986.

             J. Thomas West, Age 55, Senior Vice President of the company since November 1988; Vice President of the company from September 1983 to November 1988.

             William J. Cunningham, Age 56, Vice President of the company since August 1989; prior positions at Apollo Computer Inc. included Vice President and General Manager, Manufacturing and Research and Development, from October 1988 to June 1989; and Vice President and General Manager, Manufacturing and Distribution, from September 1987 to September 1988; Vice President, U.S. Manufacturing, for Honeywell Bull from March 1986 to September 1987.

             Arthur W. DeMelle, Age 54, Vice President and Chief Financial Officer of the company since March 1992; prior positions included Senior Vice President of Finance and Administration at Chep USA from November 1989 to March 1992; Executive Vice President and Chief Financial Officer at Emery Air Freight Corporation from April 1987 to May 1989; and Executive Vice President and Chief Financial Officer at Purolator Courier Corporation from July 1980 to April 1987.

             Stephen P. Gardner, Age 41, Vice President of the company since January 1994; Division Vice President of the company from March 1993 to January 1994; prior positions with Bull Worldwide Information Systems from 1988 to 1993, including President - Integris, Vice President of North American Marketing, and Vice President of Small Systems Product Lines.

             Robert C. Hughes, Age 54, Vice President of the company since April 1993; Chief Operating Officer at Bachman Information Systems from May 1992 to April 1993; prior positions at Digital Equipment Corp. included Vice President, U.S. Sales and Industry Marketing from 1986 to 1992, and Vice President, Office Systems Business Unit from 1982 to 1985.

             Joel Schwartz, Age 52, Vice President of the company since February 1989; President and Chief Operating Officer of Polygen Corp. from August 1986 to February 1989.

             William L. Wilson, Age 50, Vice President of the company since March 1994; prior positions with International Business Machines Corporation including Assistant General Manager for Marketing - Enterprise Systems from 1992 to 1993, General Manager of IBM's Integrated Systems Solutions Corporation (ISSC) from 1990 to 1992, and Marketing and Sales Director for U.S Marketing Services from 1987 to 1990.

             Donald P. Zereski, Age 52, Vice President of the company since October 1993; Principal, NorthCrest International from December 1992 to October 1993; prior positions at Digital Equipment Corp. included Vice President, U.S. Area, from January 1991 to December 1992; Vice President, Corporate Customer Service, from July 1989 to January 1991; Vice President, U.S. Field Service, from July 1985 to June 1989, and Field Service, Vice President for Europe, from July 1983 to June 1985.

             Executive officers of the company are elected annually and hold office until the first meeting of the Board of Directors following the Annual Meeting of Stockholders or until their successors have been elected and have duly qualified.


        (1)  Member of Board of Directors and Executive Committee thereof.


                                      PART II



        Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters.

             The information contained under the headings "Stock Price Range" on page 30; and "Number of Stockholders," "Dividend Pol-icy," and "Stock Exchange Listing" on page 33 of the company's Annual Report to Stockholders for the fiscal year ended September 24, 1994 is incorporated herein by reference.


        Item 6.  Selected Financial Data.

             The information contained under the heading "Five Year Sum-mary of Selected Financial Data" on page 13 of the company's An-nual Report to Stockholders for the fiscal year ended September 24, 1994 is incorporated herein by reference.


        Item 7. Management's Discussion and Analysis of Financial Condi-tion and Results of Operations.

             The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 16 of the company's Annual Report to Stockholders for the fiscal year ended September 24, 1994 is incorporated herein by reference. This information should be read in conjunction with the related consolidated financial statements incorporated by reference under Item 8.


        Item 8.  Financial Statements and Supplementary Data.

             The information contained in the consolidated financial statements, notes to consolidated financial statements, and report of independent accountants, and under the headings "Quarterly Financial Data (Unaudited)," and "Facilities," on pages 17 through 31 of the company's Annual Report to Stockholders for the fiscal year ended September 24, 1994 is incorporated herein by reference.


        Item 9.  Disagreements on Accounting and Financial Disclosure.

             Not applicable.

                                     PART III


        Item 10.  Directors and Executive Officers of the Registrant.

             The information contained under the heading "Proposal No. 1
        - Election of Seven Directors" on pages 3 through 5 of the com-pany's Proxy Statement dated December 14, 1994 is incorporated herein by reference. See also "Executive Officers of the Regis-trant" appearing in Part I hereof.


        Item 11.  Executive Compensation.

             The information contained under the headings "Summary Compensation Table", "Options Grants in the 1994 Fiscal Year", "Options Exercised and Fiscal Year-End Values", "Compensation Pursuant to Plans", "Employee Agreements", "Compensation of Directors" and "Directors' Retirement Program" on pages 6 through 17 of the company's Proxy Statement dated December 14, 1994 is incorporated herein by reference.


        Item 12.  Security Ownership of Certain Beneficial Owners and
        Management.

             The information contained under the heading "Beneficial Ow-nership of Common Stock" and in the second paragraph and related table under the heading "Proposal No. 1-Election of Seven Direc-tors" on pages 2 through 4 of the company's Proxy Statement dated December 14, 1994 is incorporated herein by reference.


                                      PART IV



        Item 13.  Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K.

        (a) 1 and 2.  Index to financial statements and related schedules:


                                                                     Page
        Five year summary of selected financial data . . . . . . .     13*
        Management's discussion and analysis of financial
          condition and results of operations. . . . . . . . . . .  14-16*
        Consolidated balance sheets at September 24, 1994
          and September 25, 1993 . . . . . . . . . . . . . . . . .     18*
        For fiscal years ended September 24, 1994,
          September 25, 1993, and September 26, 1992:
            Consolidated statements of operations. . . . . . . . .     17*
            Consolidated statements of cash flows. . . . . . . . .     19*
            Consolidated statements of stockholders' equity. . . .     20*
        Notes to consolidated financial statements . . . . . . . .  21-29*
        Report of independent accountants. . . . . . . . . . . . .     30*
        Supplemental financial information . . . . . . . . . . . .     30*
        Facilities . . . . . . . . . . . . . . . . . . . . . . . .     31*
        Report of independent accountants on financial
          statement schedules. . . . . . . . . . . . . . . . . . .     18
        Financial statement schedules:
          Schedule I -- Marketable securities. . . . . . . . . . .     19
          Schedule VIII -- Valuation and qualifying accounts . . .     20
          Schedule IX -- Short-term borrowings . . . . . . . . . .     21
          Schedule X -- Supplementary income statement information     22

             The financial statement schedules should be read in conjunc-tion with the financial statements in the 1994 Annual Report to Stockholders. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.
        _____________

        * Page references are to the 1994 Annual Report to Stockholders. The 1994 Annual Report to Stockholders is not to be deemed filed as part of this Report except for those parts thereof specifically incorporated by reference into this Report.

                                      EXHIBITS


        3. (a) Restated Certificate of Incorporation of the company, as amended, including the company's Certificate of Designation dated October 17, 1986, previously filed as Exhibit 3(a) to the company's Annual Report on Form 10-K for the fiscal year ended September 27, 1986, which is incorporated herein by reference.

             (b) Amendment to Certificate of Incorporation of the company, filed January 29, 1987, previously filed as Exhibit 3 to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

             (c) By-Laws of the company, as amended.

        4. (a) Indenture dated as of September 15, 1977 between the company and State Street Bank and Trust Company (purchased from Fleet Bank of Massachusetts, formerly Bank of New England and formerly New England Merchants National Bank), as Trustee, which relates to the company's 8-3/8% Sinking Fund Debentures Due 2002, previously filed as Exhibit 2.2 to the company's Registration Statement on Form S-7, Registration Number 2-59710, which is incorporated herein by reference.

             (b) Amended and Restated Rights Agreement dated as of May 19, 1988 between the company and Morgan Shareholders Services Trust Company, as Rights Agent, previously filed as Exhibit 4 to the company's Quarterly Report on Form 10-Q for the quar-ter ended June 25, 1988, which is incorporated herein by reference.

             (c) Indenture, dated as of June 1, 1991, between the company and Fleet National Bank, as Trustee, which relates to the company's 7-3/4% Convertible Subordinated Debentures due 2001, previously filed as Exhibit 4(d) to Amendment No. 2 to the company's Registration Statement on Form S-3 (No. 33-40817), which is incorporated herein by reference.

        10. (a) Restricted Stock Option Plan, Appendix A to the prospec-tus included in the company's Registration Statement on Form S-8, Registration Number 33-19759, which is incorporated herein by reference.

             (b) Forms of Restricted Stock Option Agreement, previously filed as Exhibit 10(b) to the company's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, which is incorporated herein by reference.

             (c) Form of Amendment to Restricted Stock Option Agreement, previously filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

             (d) Form of Amendments to Key Executive Restricted Stock Option Agreements, previously filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (e) Form of Amended and Restated Restricted Stock Option Agreement, between the company and Ronald L. Skates, previously filed as Exhibit 10(f) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (f) Form of Amendment to Restricted Stock Option Agreements, between the company and Frederick R. Adler, previously filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorpo-rated herein by reference.

             (g) Employee Stock Option Plan, Appendix A to the prospectus included in the post-effective Amendment Number 1 to the company's Registration Statement on Form S-8, Registration Number 33-11527, which is incorporated herein by reference.

             (h) Amendment to Restricted and Employee Incentive Stock Option Agreements, between the company and Ronald L. Skates, dated November 14, 1988, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, which is incorporated herein by reference.

             (i) Forms of Incentive Stock Option Agreement, previously filed as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended September 26, 1987, which is incorporated herein by reference.

             (j) Form to Amendment to Employee Stock Option Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

             (k) Form of Amended and Restated Employee Stock Option Agree-ment, between the company and Ronald L. Skates, previously filed as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (l) Form of Amendments to Key Executive Stock Option Agree-ments, previously filed as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (m) Non-Employee Director Restricted Stock Option Plan, Ap-pendix A to the prospectus included in the company's Regis-tration Statement on Form S-8, Registration Number 2-91481, which is incorporated herein by reference.

             (n) Form of Non-Employee Director Restricted Stock Option Agreement, previously filed as Exhibit 10(n) to the company's Annual Report on Form 10-K for the fiscal year ended Septem-ber 29, 1990, which is incorporated herein by reference.

             (o) Employee Qualified Stock Purchase Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-33300, which is incorpo-rated herein by reference.

             (p) Form of Employment Agreement between the company and its full-time officers, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (q) Form of Indemnity Agreement between the company and its officers and directors, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

             (r) Form of Revolving Credit Agreement dated as of November 22, 1991, previously filed as Exhibit 10(aa) to the company's Annual Report on Form 10-K for the fiscal year ended
             September 28, 1991, which is incorporated herein by reference.

             (s) Form of Amendment to Revolving Credit Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1992, which is incorporated herein by reference.

             (t) Form of Amendments dated April 12, 1993 and September 23, 1993 to Revolving Credit Agreement dated November 22, 1991, previously filed as Exhibit 10(t) to the company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

             (u) Form of Amendment dated September 1, 1993, to various Employment Agreements between the company and its full-time officers, previously filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended
             September 25, 1993, which is incorporated herein by reference.

             (v) Form of Amendment dated December 30, 1993, amending and restating Revolving Credit Agreement and Letter of Credit Agreement, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1993, which is incorporated herein by reference.

             (w) Amendment dated September 16, 1994 to Revolving Credit Agreement and Letter of Credit Agreement dated December 30, 1993, changing the Net Worth ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth.

             (x) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the company and its highly compensated employees, providing the employees with additional pensions benefits and Trust Agreement with Boston Safe Deposit and Trust Company for the Plan.

             (y) Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the company and it's current president and Chief Executive Officer, providing the Executive with appropriate pension and post-employment welfare benefits and Trust Agreement with Boston Safe Deposit and Trust Company for the Supplemental Pension and Retiree Medical Agreement.

             (z) Amendments dated April 18, 1994 to Revolving Credit Agreement and Letter of Credit Agreement dated
             December 30, 1993, changing the Consolidated Tangible Net Worth limitation and ratio.

             (aa) 1994 Non-Employee Director Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

             (bb) Form of 1994 Non-Employee Director Stock Option Agreement.

        11.  Computation of primary and fully diluted earnings per share.

        13. Annual report to stockholders for the fiscal year ended Sep-tember 24, 1994, certain portions of which have been incorpo-rated herein by reference.

        22.  Subsidiaries of the registrant.

        24.  Consent of independent accountants.

             Exhibits, other than those incorporated by reference, have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the company will be provided with copies of these exhibits upon written request to the company.

        (b) There were no reports on Form 8-K filed during the last thirteen weeks of the period covered by this Report

                                SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DATA GENERAL CORPORATION
                                                        (Registrant)


                                                  By:   Ronald L. Skates
                                                        Ronald L. Skates
                                        President and Chief Executive Officer

        December 16, 1994

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                Title                 Date

                                   President and Chief
                                    Executive Officer;
              Ronald L. Skates           Director        December 16, 1994
              Ronald L. Skates

                                  Chairman of Executive
                                  Committee of Board of
             Frederick R. Adler    Directors; Director   December 16, 1994
             Frederick R. Adler

                                     Vice President
                                 Chief Financial Officer
              Arthur W. DeMelle      Chief Accounting    December 16, 1994
              Arthur W. DeMelle           Officer


        Ferdinand Colloredo-Mansfeld     Director        December 16, 1994
        Ferdinand Colloredo-Mansfeld


              John G. McElwee            Director        December 16, 1994
              John G. McElwee


            Donald H. Trautlein          Director        December 16, 1994
            Donald H. Trautlein


             Richard L. Tucker           Director        December 16, 1994
             Richard L. Tucker







                             DATA GENERAL CORPORATION

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENTS SCHEDULES





        To the Board of Directors of data General Corporation

             Our audits of the consolidated financial statements referred to in our report dated October 26, 1994 appearing on page 30 of the 1994 Annual Report to Stockholders of Data General Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement schedules listed in
        Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



        PRICE WATERHOUSE LLP

        /s/ Price Waterhouse LLP


        Boston, Massachusetts
        October 26, 1994

                                                                SCHEDULE I

                           DATA GENERAL CORPORATION

                             MARKETABLE SECURITIES

                                (In thousands)

                                                                 AMOUNT AT
                                                               WHICH CARRIED
                    PRINCIPLE                      MARKET        IN BALANCE
DESCRIPTION           AMOUNT          COST          VALUE          SHEET
SEPTEMBER 24, 1994:

U.S. government      $41,104        $40,280        $40,495        $40,498
     securities

Certificate of         7,230          7,230          7,229          7,367
 Deposit
                     -------        -------        -------        -------
Total                $48,334        $47,510        $47,724        $47,865




                                                               SCHEDULE VIII

                           DATA GENERAL CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS

                                (In thousands)

                       Balance at
                       Previous                                    Balance at
Description           End of Year   Additions      Deductions      End of Year
SEPTEMBER 24, 1994:
Allowance for
  doubtful accounts . .$  12,992    $   9,919(a)    $( 9,159)(b)   $  13,752

Valuation allowance on
  deferred tax asset (c)       0      209,936              0         209,936

SEPTEMBER 25, 1993:
Allowance for
  doubtful accounts . .   19,934       11,379(a)     (18,321)(b)      12,992

SEPTEMBER 26, 1992:
Allowance for
  doubtful accounts . .   22,437        8,756(a)     (11,259)(b)      19,934

____________________
(a)      Charged to costs and expenses.
(b)      Accounts deemed uncollectable.
(c)      SFAS 109 "Accounting for Income Taxes" adopted September 26, 1993.



                                                              SCHEDULE IX

                           DATA GENERAL CORPORATION

                             SHORT-TERM BORROWINGS

                            (Dollars in thousands)



                                                                      Weighted
                                          Maximum       Average       Average
Category of         Balance   Weighted     Amount        Amount       Interest
  Aggregate           at       Average   Outstanding   Outstanding      Rate
  Short-term        End of    Interest   During the    During the    During the
  Borrowings        Period      Rate        Period        Period       Period
SEPTEMBER 24, 1994:
Amounts payable to
 banks for
 borrowings. . . . $ 2,461      6.2%      $ 2,461       $ 2,300         6.8%

SEPTEMBER 25, 1993:
Amounts payable to
 banks for
 borrowings. . . .   2,267      8.1%        3,940         2,996        10.7%

SEPTEMBER 26, 1992:
Amounts payable to
 banks for
 borrowings. . . .   3,940     10.7%        5,719         3,845        10.9%

____________________
The weighted average interest rate and average amount outstanding during the period are based on borrowings outstanding at the end of each of the company's twelve fiscal periods.



                                                                 SCHEDULE X

                           DATA GENERAL CORPORATION

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                (In thousands)

                                            Fiscal Year Ended
                                Sept. 24,       Sept. 25,       Sept. 26,
Charged to Costs                  1994            1993            1992
  and Expenses
Advertising. . . . . . . . . .   $18,086         $17,086         $23,334


____________________
Royalties, Repairs and maintenance, and Taxes, other than payroll and income taxes, amounted to less than 1% of consolidated total revenues. Depreciation expense and amortization of capitalized software development costs are included in the Consolidated Statement of Cash Flows in the company's Annual Report to Stockholders.





                                     EXHIBITS

        Index to Exhibits.


        3. (a) Restated Certificate of Incorporation of the company, as amended, including the company's Certificate of Designation dated October 17, 1986, previously filed as Exhibit 3(a) to the company's Annual Report on Form 10-K for the fiscal year ended September 27, 1986, which is incorporated herein by reference.

             (b) Amendment to Certificate of Incorporation of the company, filed January 29, 1987, previously filed as Exhibit 3 to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

             (c) By-Laws of the company, as amended.

        4. (a) Indenture dated as of September 15, 1977 between the company and State Street Bank and Trust Company (purchased from Fleet Bank of Massachusetts, formerly Bank of New England and formerly New England Merchants National Bank), as Trustee, which relates to the company's 8-3/8% Sinking Fund Debentures Due 2002, previously filed as Exhibit 2.2 to the company's Registration Statement on Form S-7, Registration Number 2-59710, which is incorporated herein by reference.

             (b) Amended and Restated Rights Agreement dated as of May 19, 1988 between the company and Morgan Shareholders Services Trust Company, as Rights Agent, previously filed as Exhibit 4 to the company's Quarterly Report on Form 10-Q for the quar-ter ended June 25, 1988, which is incorporated herein by reference.

             (c) Indenture, dated as of June 1, 1991, between the company and Fleet National Bank, as Trustee, which relates to the company's 7-3/4% Convertible Subordinated Debentures due 2001, previously filed as Exhibit 4(d) to Amendment No. 2 to the company's Registration Statement on Form S-3 (No. 33-40817), which is incorporated herein by reference.

        10. (a) Restricted Stock Option Plan, Appendix A to the prospec-tus included in the company's Registration Statement on Form S-8, Registration Number 33-19759, which is incorporated herein by reference.

             (b) Forms of Restricted Stock Option Agreement, previously filed as Exhibit 10(b) to the company's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, which is incorporated herein by reference.

             (c) Form of Amendment to Restricted Stock Option Agreement, previously filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

             (d) Form of Amendments to Key Executive Restricted Stock Option Agreements, previously filed as Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (e) Form of Amended and Restated Restricted Stock Option Agreement, between the company and Ronald L. Skates, previously filed as Exhibit 10(f) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (f) Form of Amendment to Restricted Stock Option Agreements, between the company and Frederick R. Adler, previously filed as Exhibit 10(g) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorpo-rated herein by reference.

             (g) Employee Stock Option Plan, Appendix A to the prospectus included in the post-effective Amendment Number 1 to the company's Registration Statement on Form S-8, Registration Number 33-11527, which is incorporated herein by reference.

             (h) Amendment to Restricted and Employee Incentive Stock Option Agreements, between the company and Ronald L. Skates, dated November 14, 1988, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, which is incorporated herein by reference.

             (i) Forms of Incentive Stock Option Agreement, previously filed as Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended September 26, 1987, which is incorporated herein by reference.

             (j) Form of Amendment to Employee Stock Option Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

             (k) Form of Amended and Restated Employee Stock Option Agree-ment, between the company and Ronald L. Skates, previously filed as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (l) Form of Amendments to Key Executive Stock Option Agree-ments, previously filed as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (m) Non-Employee Director Restricted Stock Option Plan, Ap-pendix A to the prospectus included in the company's Regis-tration Statement on Form S-8, Registration Number 2-91481, which is incorporated herein by reference.

             (n) Form of Non-Employee Director Restricted Stock Option Agreement, previously filed as Exhibit 10(n) to the company's Annual Report on Form 10-K for the fiscal year ended Septem-ber 29, 1990, which is incorporated herein by reference.

             (o) Employee Qualified Stock Purchase Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-33300, which is incorpo-rated herein by reference.

             (p) Form of Employment Agreement between the company and its full-time officers, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

             (q) Form of Indemnity Agreement between the company and its officers and directors, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

             (r) Form of Revolving Credit Agreement dated as of November 22, 1991, previously filed as Exhibit 10(aa) to the company's Annual Report on Form 10-K for the fiscal year ended
             September 28, 1991, which is incorporated herein by reference.

             (s) Form of Amendment to Revolving Credit Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1992, which is incorporated herein by reference.

             (t) Form of Amendments dated April 12, 1993 and September 23, 1993 to Revolving Credit Agreement dated November 22, 1991, previously filed as Exhibit 10(t) to the company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

             (u) Form of Amendment dated September 1, 1993, to various Employment Agreements between the company and its full-time officers, previously filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended
             September 25, 1993, which is incorporated herein by reference.

             (v) Form of Amendment dated December 30, 1993, amending and restating Revolving Credit Agreement and Letter of Credit Agreement, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1993, which is incorporated herein by reference.

             (w) Amendment dated September 16, 1994 to Revolving Credit Agreement and Letter of Credit Agreement dated December 30, 1993, changing the Net Worth ratio of Consolidated Total Liabilities to Consolidated Tangible Net Worth.

             (x) Data General Corporation Supplemental Retirement Benefit
             Plan dated as of October 1, 1989, between the company and its highly compensated employees, providing the employees with additional pensions benefits and Trust Agreement with Boston Safe Deposit and Trust Company for the Plan.

             (y) Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the company and it's current president and Chief Executive Officer, providing the Executive with appropriate pension and post-employment welfare benefits and Trust Agreement with Boston Safe Deposit and Trust Company for the Supplemental Pension and Retiree Medical Agreement.

             (z) Amendments dated April 18, 1994 to Revolving Credit Agreement and Letter of Credit Agreement dated December 30, 1993, changing the Consolidated Tangible Net Worth limitation and ratio.

             (aa) 1994 Non-Employee Director Stock Option Plan, Appendix A to the prospectus included in the company's Registration
             Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

             (bb) Form of 1994 Non-Employee Director Stock Option Agreement.

        11.  Computation of primary and fully diluted earnings per share.

        13. Annual report to stockholders for the fiscal year ended Sep-tember 24, 1994, certain portions of which have been incorpo-rated herein by reference.

        22.  Subsidiaries of the registrant.

        24.  Consent of independent accountants.

             Exhibits, other than those incorporated by reference, have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the company will be provided with copies of these exhibits upon written request to the company.