Form 10-Q
period 1994-12-24
DATA GENERAL CORP
filed 1995-02-06
CIK 26999

======================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q

      (Mark one)

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

      For the quarterly period ended December 24, 1994

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

                                Yes  X    No

           Number of shares outstanding of each of the registrant's classes of common stock, as of January 20, 1995:

           Common Stock, par value $.01                   36,710,303
              (Title of each class)                   (Number of shares)
      ======================================================================

                          PART I -- FINANCIAL INFORMATION


         Item 1.  Financial Statements.

              The condensed consolidated financial statements of Data General Corporation (the "company"), consisting of condensed consolidated statements of operations for the quarters ended December 24, 1994 and December 25, 1993, condensed consolidated balance sheets as of December 24, 1994 and September 24, 1994, condensed consolidated statements of cash flows for the quarters ended December 24, 1994 and December 25, 1993, and related notes to condensed consolidated financial statements, are incorporated herein by reference to pages 3 through 6 of the company's First Quarter 1995 Interim Report. The First Quarter 1995 Interim Report has been included as Exhibit 20 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company,
         Attn: Investor Relations, MS B-221, 4400 Computer Drive, Westboro, MA 01580.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Financial Condition

              Cash and temporary cash investments as of December 24, 1994 were $119.2 million, a decrease of $23.3 million from the end of fiscal 1994. In addition, the company holds $91.5 million in marketable securities, a net increase of $43.6 million during the current three-month period. These securities, which supplemented cash and temporary cash investments, are primarily invested in United States Treasury bills and notes. The increase in marketable securities is primarily due to funds received from a software copyright infringement settlement received in the current quarter. Net cash provided from operations for the quarter ended December 24, 1994 totaled $53.0 million, expenditures for property, plant, and equipment were $23.7 million, capitalized software development costs totaled $5.4 million, and cash provided from stock plans totaled $.8 million. The company repaid $2.7 million of long-term debt and made a $.6 million investment in an unaffiliated entity in the current three-month period. The effect of foreign currency rate fluctuations on cash and temporary cash investments was a decrease of $1.1 million.

              Net receivables increased $1.3 million from fiscal year-end 1994. Both revenues and collections were lower than that of the quarter ended September 24, 1994, resulting in an increase in days sales outstanding from 80 days to 84 days. The decrease in cash collections was primarily attributable to the end of quarter holidays and timing of fourth quarter fiscal 1994 revenues. Total inventories at December 24, 1994 decreased $5.3 million from fiscal year-end 1994 levels. The decrease was primarily due to a worldwide decrease in raw materials and finished goods inventory. Fixed asset dispositions for the current three-month period totaled $.9 million, primarily as a result of sales of demonstration equipment to end-users. Management expects that sales of demonstration equipment will continue in the future. Approximately 20% of the company's net fixed assets relate to the company's proprietary ECLIPSE MV ("MV") family of products and are primarily comprised of spare parts required to support the MV service base of over 19,000 installed units worldwide as well as those MVs which are serviced by third parties.

              Accounts payable remained relatively unchanged from fiscal year-end 1994 levels. Other current liabilities decreased $6.2 million from fiscal year-end 1994, primarily as a result of reduced employee related accruals and the settlement of certain obligations accrued as part of restructuring charges recorded in previous years. These items were partially offset by an increase in income taxes payable as a result of the $7 million income tax provision recorded for the quarter ended December 24, 1994. Long-term debt including the current portion of long-term debt decreased a total of $2.7 million during the current quarter as a result of the company reacquiring a portion of the 8 3/8% Sinking Fund Debentures due in 2002. Of this amount, $.6 million is required to satisfy the current year sinking fund payment and $2.1 million will be available to satisfy future sinking fund requirements.

              Effective December 21, 1994, the company entered into a $30 million unsecured letter of credit facility with a group of banks. This agreement, which is available to secure issuance of letters of credit has a duration of 364 days. The facility contains certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends, and the incurrence of other debt. At December 24, 1994 there were $5.4 million letters of credit secured by this facility. The new agreement replaced the company's unsecured $40 million revolving credit facility and $30 million letter of credit facility. At December 24, 1994 there were $5.5 million of letters of credit secured by the expiring facility. This facility was cancelled on January 18, 1995 upon liquidation of the outstanding obligations. The revolving credit facility was cancelled prior to the end of the current fiscal quarter.

              During fiscal years  1994  and  1993,  the  company  recorded restructuring charges of $35 million and $25 million, respectively. No additional charges or material changes in estimates to prior provisions were recorded during the first quarter fiscal 1995. The following table sets forth the company's restructuring charges for the period ended December 24, 1994. All charges, excluding asset writedowns and certain other charges, are cash in nature and are funded from operations.

                                                QUARTER ENDED
                                 BALANCE        DEC. 24, 1994  BALANCE
IN MILLIONS                      SEP. 24, 1994  CHARGES        DEC. 24, 1994

Provision related to terminated employees:
     Termination payments          $15.2           $6.0              $9.2
     Pension and OPEB costs
       (curtailment loss)            1.5             --               1.5
     Other costs                     1.1             --               1.1
Provisions related to employees
  not terminated                     1.9             --               1.9
Provisions for leases               14.0            2.4              11.6
Writedown of assets to be
  sold and discarded                  .7             --                .7
Other                                2.3             .3               2.0
                                   $36.7           $8.7             $28.0

           During the current quarter approximately 160 terminations relating to fiscal 1994 had occurred and the remaining provision at December 24, 1994 is for the future terminations of approximately 210 employees, as part of the continuing realignment of the company's worldwide sales, service, and other operations. The charges and remaining provision for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in the United Kingdom.

      Results of Operations

           Total revenues for the quarter ended December 24, 1994 increased 8% from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $148.8 million for the current quarter, relatively unchanged from the comparable period of fiscal 1994. Domestic revenues were 53% of total revenues for the current quarter and 57% of total revenues for the first quarter of fiscal 1994. European revenues, including U.S. direct export sales into the European marketplace, were $82.3 million compared with $70.6 million for the comparable period in fiscal 1994. European revenues represented 29% and 27% of total revenues in the current and prior-year periods, respectively. Other international revenues, including U.S. direct export sales, were $51.1 million for the current quarter, a 20% increase from $42.7 million for the comparable period in fiscal 1994. Other international revenues represented 18% of total revenues in the current quarter and 16% of total revenues in the comparable prior-year period. The increase in European and other international revenues is primarily a result of the weakening of the U.S. dollar in relation to foreign currencies, particularly in Europe, and the growing acceptance of CLARiiON, the company's mass-storage systems, in these marketplaces.

           Product revenues for the current quarter increased 11% from the comparable prior-year period. Revenues from the company's Open CLARiiON systems produced significant revenue growth from the comparable quarter in fiscal year 1994 and accounted for 12% of total product revenues in the current quarter. Revenues from the company's AViiON family of open systems products increased approximately 10% during the current quarter compared with the same period of the prior year. Proprietary MV system revenues declined $11 million from the same period in the prior year and currently represent less than 9% of total product revenues. Revenues from personal computers and other low margin equipment increased 16% over the same quarter of the prior year.

           Domestic product revenues, which were $92.3 million for the current quarter, were relatively unchanged from $91.7 million for the comparable period in fiscal 1994. Domestic product revenues were 51% of total product revenues in the current quarter and 56% of total product revenues in the comparable prior-year period. European product revenues were $49.7 million for the current quarter, a 22% increase from $40.6 million in the comparable prior year quarter. European product revenues represented 27% and 25% of total product revenues for the current and comparable prior-year period, respectively. Other international product revenues were $39.2 million for the current quarter, a 25% increase from $31.4 million for the comparable period in fiscal 1994. Other international product revenues represented 22% of total product revenues in the current quarter and 19% of total product revenues in the comparable prior-year period. The increase in European product revenues was due to increased demand and acceptance of the company's open systems products and from the weakening of the U.S. dollar in relation to European currencies. The increase in other international revenues was primarily from increases in CLARiiON in the Asian marketplace, a direct result of the establishment of relationships with various distributors in this region.

           Service revenues for the current quarter increased 4% from the comparable period of fiscal 1994. Domestic service revenues for the current quarter were $56.5 million, relatively unchanged from the comparable prior-year period. European service revenues were $32.6 million, a 9% increase from $30.0 million for the comparable prior year period. Other international service revenues for the current quarter were $11.9 million, compared to $11.3 million for the comparable prior-year period. The increase in European and other international service revenues was primarily a result of an increase in systems integration revenue and the weakening of the U.S. dollar in relation to foreign currencies in the current quarter as compared to the same prior-year period.

           Cost of product revenues for the current quarter was 66% of product revenues, compared with 68% of product revenues in the first quarter of fiscal 1994. Cost of product revenues in the current quarter benefited from the company's continuing cost reduction and restructuring programs when compared to the same quarter in the prior year. Cost of service revenues for the current quarter represented 64% of service revenues, compared with 59% of service revenues for the first quarter of fiscal 1994. The company continues to see a shift in service revenues towards increased systems integration activities, which yield a lower margin than traditional service revenues.

           Research and development expenses for the current quarter de-creased 8% to $21.7 million from the first quarter of fiscal 1994, and represented 8% of total revenues for the current quarter and 9% of total revenues for the comparable prior-year period. The company continues to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. In addition, a change in product mix to open systems architectures has increased the use of industry-standard components purchased from third parties, which has reduced the requirement for research and development in hardware.

           Selling, general, and administrative expenses for the current quarter decreased 1% from the comparable period of fiscal 1994 and represented 31% of total revenues in the current quarter and 33% in the comparable prior-year period. The company has responded to increasingly competitive industry conditions through ongoing cost reduction and containment programs. At December 24, 1994 the number of employees totaled 5,660, a reduction of 695 employees from December 25, 1993.

           Interest income for the current quarter increased 51% to $2.2 million from the comparable period of fiscal 1994, due to higher levels of invested cash and increasing market interest rates. Interest expense remained relatively unchanged from the same period of fiscal 1994.

           In the current quarter, the company settled with Northrop Grumman Corporation its six-year software copyright infringement and trade secrets litigation against Grumman System Support Corporation ("Grumman"). Under the terms of the settlement, Grumman paid the company $53 million and the parties have dismissed all pending litigation. The company recognized a pre-tax gain, net of related legal fees and other expenses, of $44.5 million resulting from the settlement, which is included in other income, net, in the current quarter consolidated statement of operations. This amount has been partially offset by certain other non-operating expenses.

           The income tax provision for the current quarter was $7 million compared with $.6 million for the prior-year quarter. The provision in the current quarter resulted primarily from the settlement of the Grumman lawsuit, deferred taxes on undistributed earnings for certain foreign subsidiaries, and foreign and state taxes.

           In the current quarter, the company adopted Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Post-Employment Benefits" and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 112 requires the accrual of liabilities for the estimated cost of benefits provided by the employer to former or inactive employees. SFAS 115 addresses accounting and reporting for investments in certain debt and equity securities that will not be held until maturity. All of the company's marketable securities at September 24, 1994 and December 24, 1994 have original maturities of less than one year, and have been classified as being 'held-to-maturity'. The implementation of SFAS 112 and SFAS 115 did not have a material effect on the company's consolidated financial position or results of operations.

           In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS 114, "Accounting by Creditors for Impairment of a Loan". In October 1994, the FASB issued SFAS 119, "Disclosure about
      Derivative Financial Instruments and Fair Value of Financial Instruments". SFAS 114 is effective for fiscal years commencing after December 15, 1994 and SFAS 119 is effective for fiscal years ending after December 15, 1994. The company will implement these statements as required. The future adoption of SFAS 114 and SFAS 119 are not expected to have a material effect on the company's consolidated financial position or results of operations.


                           PART II -- OTHER INFORMATION



      Item 1.  Legal Proceedings

           In the current quarter, the company settled with Northrop Grumman Corporation its six-year copyright infringement and trade secrets litigation against Grumman Systems Support Corporation ("Grumman"). Under the terms of this settlement, Grumman paid the company $53 million and the parties have dismissed all pending litigation. The settlement resulted in a pre-tax gain, net of related legal fees and other expenses, of $44.5 million.

           In November, 1994, the company commenced an action against IBM Corporation in the Federal District Court in Boston, Massachusetts claiming several IBM products including the AS/400 mid-range systems and System/390 mainframe line infringed up to seven company patents. The suit seeks, among other relief, compensatory damages. In January, 1995, IBM answered the complaint, denied the company's infringement claims and counterclaimed against the company, alleging that the company's AViiON and CLARiiON products infringed seven IBM patents.

           Although the company believes its claims are valid, it cannot predict the outcome of the litigation. In the opinion of management, based on preliminary evaluation of the IBM patents covered in the counterclaim, and subject to the risks of litigation, the counterclaims are without merit, the company will prevail thereon and the counterclaims will not have a material adverse impact on the business or financial condition of the company.

      Item 4. Submission of Matters to a Vote of Security-Holders

           (a)  The   Annual   Meeting   of  Stockholders  of  Data  General
                Corporation was held January 25, 1995.

           (b) During the meeting, stockholders elected the following as directors of Data General:

                     Frederick R. Adler
                     Ferdinand Colloredo-Mansfeld
                     John G. McElwee
                     Ronald L. Skates
                     W. Nicholas Thorndike
                     Donald H. Trautlein
                     Richard L. Tucker

           The directors were elected by the following voting breakdowns:

           Director             Votes For        Votes Withheld
           Adler                29,065,043          724,428
           Colloredo-Mansfeld   29,151,020          638,451
           McElwee              29,145,390          644,081
           Skates               29,062,819          726,652
           Thorndike            28,941,719          847,752
           Trautlein            29,148,612          640,859
           Tucker               29,150,746          638,725

           (c)  By 13,627,533 affirmative votes (10,078,829 against, 256,345 abstained and 5,826,764 broker non-votes), the stockholders approved amendments to increase the number of shares of common stock that may be issued through the Employee Stock Option Plan to 7,000,000 shares from 4,000,000 shares, to extend the termination date of this plan from October 6, 1996 to November 2, 2004, and to give the Employee Option Plan Committee discretion to designate options as transferable.


      Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits:

           10. Letter of Credit and Reimbursement Agreement, dated December 21, 1994.

           11.  Computation of primary and fully diluted earnings per share.

           19.  First  Quarter  1995  Interim   Report   of   Data   General
                Corporation.

           (b) No reports on Form 8-K were filed during the current quarter ended December 24, 1994.




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


                                       DATA GENERAL CORPORATION
                                             (Registrant)



                                        /s/ Arthur W. DeMelle
                                           Arthur W. DeMelle
                                            Vice President
                                       Chief Financial Officer
                                       Chief Accounting Officer



      Dated:  February 2, 1995

                                     EXHIBITS



      Index to Exhibits.

           10.  Letter   of   Credit  and  Reimbursement  Agreement,  dated
                December 21, 1994.

           11. Computation of primary and fully diluted earnings per share.

           19.  First   Quarter   1995   Interim  Report  of  Data  General
                Corporation.