Form 10-Q
period 1995-03-25
DATA GENERAL CORP
filed 1995-05-05
CIK 26999

======================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 25, 1995

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

                               Yes  X    No

    Number of shares outstanding of each of the registrant's classes of common stock, as of April 21, 1995:

    Common Stock, par value $.01                   37,166,851
        (Title of each class)                   (Number of shares)
======================================================================


PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The condensed consolidated financial statements of Data General Corporation (the "company"), consisting of condensed consolidated statements of operations for the three and six months ended March 25, 1995 and March 26, 1994, condensed consolidated balance sheets as of March 25, 1995 and September 24, 1994, condensed consolidated statements of cash flows for six months ended March 25, 1995 and March 26, 1994, and related notes to condensed consolidated financial statements, are incorporated herein by reference to pages 3 through 6 of the company's Second Quarter 1995 Interim Report. The Second Quarter 1995 Interim Report has been included as Exhibit 19 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company, Attn: Investor Relations, MS B-221, 4400 Computer Drive, Westboro, MA 01580.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

    Cash and temporary cash investments as of March 25, 1995 were $110.6 million, a decrease of $31.9 million from the end of fiscal 1994. In addition, the company holds $111.0 million in marketable securities, a net increase of $63.1 million during the current six-month period. These securities, which supplemented cash and temporary cash investments, are primarily invested in United States Treasury bills and notes. The increase in marketable securities is primarily due to funds received from a software copyright infringement settlement received in the first quarter of the current fiscal year. Net cash provided from operations for the six months ended March 25, 1995 totaled $90.3 million, expenditures for property, plant, and equipment were $48.2 million, capitalized software development costs totaled $12.7 million, and cash provided from stock plans totaled $3.7 million. The company made a $.6 million investment in an unaffiliated entity and repaid $2.7 million of long-term debt during the current six-month period. The effect of foreign currency rate fluctuations on cash and temporary cash investments was an increase of $1.5 million.

    Net receivables increased $10.6 million from fiscal year-end 1994.
Revenues were lower than that of the quarter ended September 24, 1994, resulting in an increase in days sales outstanding from 80 days to 86 days. Total inventories at March 25, 1995 decreased $4.7 million from fiscal year-end 1994 levels. The decrease was primarily due to a worldwide decrease in work in process inventory. Fixed asset dispositions for the current six-month period totaled $3.6 million, primarily due to the sale of demonstration equipment to end-users. Management expects that sales of demonstration equipment will continue in the future. Approximately 20% of the company's net fixed assets relate to the company's proprietary ECLIPSE MV ("MV") family of products and are primarily comprised of spare parts required to support the MV service base of over 19,000 installed units worldwide as well as those MVs which are serviced by third parties.

    Accounts payable increased $24.8 million from fiscal year-end 1994 levels, primarily as a result of the timing of purchases from vendors in the current quarter and an increase in Value Added Taxes to be paid by the company's foreign subsidiaries. Other current liabilities increased $1.8 million from fiscal year-end 1994, primarily as a result of the income tax provision of $7 million recorded for the quarter ended December 24, 1994, an increase in deferred revenues from systems integration activities, and employee related accruals. These increases were partially offset by the settlement of certain obligations accrued as part of restructuring charges recorded in previous years. Long-term debt, including the current portion of long-term debt, decreased a total of $2.7 million during the current six-month period as a result of the company reacquiring a portion of the 8 3/8% Sinking Fund Debentures due in 2002.

    Effective December 21, 1994 the company entered into a $30 million unsecured letter of credit facility with a group of banks. This agreement, which is available to secure issuance of letters of credit, has a duration of 364 days. The facility contains certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends, and the incurrence of other debt. At March 25, 1995 there were $8.2 million letters of credit secured by this facility. The new agreement replaced the company's unsecured $40 million revolving credit facility and $30 million letter of credit facility.

    During fiscal years 1994 and 1993, the company recorded restructuring charges of $35 million and $25 million, respectively. No additional charges or material changes in estimates to prior provisions were recorded during the first six-month period of fiscal 1995. The following table sets forth the company's restructuring charges for the period ended March 25, 1995. All charges, excluding asset writedowns and certain other charges, are cash in nature and are funded from operations.


                                                 SIX MONTHS ENDED
                                       BALANCE     MAR. 25, 1995     BALANCE
IN MILLIONS                         SEP. 24, 1994     CHARGES     MAR. 25, 1995

Provision related to terminated employees:
     Termination payments              $15.2          $11.1           $4.1
     Pension and OPEB costs
       (curtailment loss)                1.5             --            1.5
     Other costs                         1.1             --            1.1
Provisions related to employees
  not terminated                         1.9             --            1.9
Provisions for leases                   14.0            4.5            9.5
Writedown of assets to be
  sold and discarded                      .7             --             .7
Other                                    2.3            1.3            1.0
Total                                  $36.7          $16.9          $19.8

    During the first six months of the current year there were approximately 268 terminations, primarily relating to the fiscal 1994 restructuring charge. The remaining provision at March 25, 1995 is for the future terminations of approximately 100 employees, as part of the continuing realignment of the company's worldwide sales, service, and other operations. The charges and remaining provision for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in the United Kingdom.

    In light of the current quarter results, the company has identified and begun implementing additional cost reduction steps. These measures include further worldwide workforce reductions of between 400 and 500 employees (in addition to the approximately 100 employees described in the preceeding paragraph and included in an earlier restructure provision). The costs associated with this workforce reduction along with other cost reduction actions, primarily related to real estate, will be reported in the quarter ending June 24, 1995 as a restructuring charge. Management expects this charge to be approximately $40 million.


Results of Operations

    Total revenues for the quarter ended March 25, 1995 were $283.8 million, relatively unchanged from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $150.1 million for the current quarter, a 7% decrease from $161.0 million for the comparable period of fiscal 1994. Domestic revenues were 53% of total revenues for the current quarter and 57% of total revenues for the second quarter of fiscal 1994. European revenues, including U.S. direct export sales into the European marketplace, were $92.2 million, an increase of 20% from $77.1 million for the comparable period in fiscal 1994. European revenues represented 32% and 27% of total revenues in the current and prior-year periods, respectively. Other international revenues, including U.S. direct export sales, were $41.5 million for the current quarter, a 7% decrease from $44.8 million for the comparable period in fiscal 1994. Other international revenues represented 15% of total revenues in the current quarter and 16% of total revenues in the comparable prior-year period. The decrease in domestic revenues is primarily due to longer sales cycles required by large corporate enterprises which the company focused its efforts on during the current quarter. The increase in European revenues is primarily a result of the weakening of the U.S. dollar in relation to foreign currencies, and the growing acceptance of Open CLARiiON, the company's mass-storage systems, in this marketplace.

    Total domestic revenues of $298.9 million for the six months ended March 25, 1995 decreased 3% from $309.1 million for the first six-month period of fiscal 1994. Domestic revenues were 53% of total revenues in the current six-month period and 57% of total revenues for the comparable prior-year period. European revenues were $175.0 million for the first six-month period of the current year, compared with $145.4 million for the first six-month period of the fiscal 1994. European revenues represented 31% of total revenues in the current six-month period and 27% of total revenues in the prior-year period. Other international revenues were $92.1 million for the current six-month period, compared with $89.7 million for the comparable period in fiscal 1994. Other international revenues represented 16% of total revenues for both the current six-month period and the prior-year period.

    Product revenues for the current quarter remained relatively unchanged from the comparable prior-year period. Revenues from the company's Open CLARiiON storage systems produced significant revenue growth from the comparable quarter in fiscal year 1994 and accounted for 18% of total product revenues in the current quarter. Revenues from the company's AViiON family of open systems server products remained relatively unchanged compared with the same period of the prior year. Proprietary MV system revenues declined almost $12 million from the same period in the prior year and currently represent only 7% of total product revenues. Revenues from personal computers and other low margin equipment declined 24% from the same quarter of the prior year.

    Domestic product revenues, which were $93.6 million for the current quarter, decreased 10% from $103.5 million for the comparable period in fiscal 1994. Domestic product revenues were 51% of total product revenues in the current quarter and 56% of total product revenues in the comparable prior-year period. European product revenues were $59.8 million for the current quarter, a 26% increase from $47.3 million in the comparable prior year quarter. European product revenues represented 33% and 26% of total product revenues for the current and comparable prior-year period, respectively. Other international product revenues were $30.6 million for the current quarter, a 9% decrease from $33.5 million for the comparable period in fiscal 1994. Other international product revenues represented 17% of total product revenues in the current quarter and 18% of total product revenues in the comparable prior-year period. The increase in European product revenues was due to increased demand and acceptance of the company's Open CLARiiON storage line and from the weakening of the U.S. dollar in relation to European currencies.

    Product revenues of $365.2 million for the six months ended March 25, 1995 increased 5% from $348.0 million for the first six-month period of fiscal
1994. Domestic product revenues of $185.8 million for the first six-month period of the current year decreased 5% from $195.2 million for the first six-month period of the fiscal 1994. Domestic product revenues represented 51% of total product revenues in the current six-month period and 56% of total revenues in the prior-year period. European product revenues of $110.0 million for the first six-month period of the current year increased 29% from $85.6 million for the first six-month period of the fiscal 1994. European product revenues represented 30% of total product revenues in the current six-month period and 25% of total revenues in the prior-year period. Other international revenues were $69.3 million for the current six-month period, compared with $67.3 million for the comparable period in fiscal 1994. Other international revenues represented 19% of total revenues for both the current six-month period and the prior-year period.

    Service revenues for the current quarter were $99.8 million, a slight increase from $98.6 in the comparable period of fiscal 1994. Domestic service revenues for the current quarter were $56.5 million, relatively unchanged from $57.5 million in the comparable prior-year period. European service revenues were $32.4 million, an 8% increase from $29.9 million for the comparable prior year period. Other international service revenues for the current quarter were $10.9 million, compared to $11.3 million for the comparable prior-year period. The increase in European service revenues was primarily a result of an increase in systems integration revenue and the weakening of the U.S. dollar in relation to European currencies in the current quarter as compared to the same prior-year period.

    Service revenues for the current six-month period were $200.8 million, compared to $196.2 million for the first six-month period of fiscal year 1994. For the current six-month period, domestic service revenues were $113.0 million, relatively unchanged from the $113.9 million in the first six-month period of the fiscal 1994. European service revenues for the current six-month period were $65.0 million, a 9% increase from $59.8 million reported for the first six-month period of fiscal 1994. Other international service revenues were $22.8 million for the current six-month period, relatively unchanged from the $22.5 million reported for the first six-month period of fiscal year 1994. The increase in European service revenues resulted primarily from the weakening of the U.S. dollar in relation to European currencies in the current six-month period when compared to the same prior-year period and an increase in systems integration revenues.

    Cost of product revenues was 66% of product revenues for both the current quarter and current six-month period ended March 25, 1995, relatively unchanged from 67% for the same periods of the prior year. Cost of service revenues for both the current quarter and first six-month period represented approximately 65% of service revenues, compared with 64% and 61% of service revenues, respectively, for the same periods of fiscal 1994. The company continues to see a shift in service revenues towards increased systems integration activities, which yield a lower margin than traditional contract support service revenues.

    Research and development expenses for the current quarter decreased 14% to $19.6 million from the second quarter of fiscal 1994. Research and development expenses represented 7% of total revenues in the current quarter, as compared to 8% for the same prior-year period. For the current six-month period, research and development expenses were 7% of total revenues, decreasing 11% to $41.3 million from the comparable prior-year period. The company continues to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. The research and development expense decrease for the current six-month period as compared to the same period in the prior year was primarily caused by the company dedicating a higher proportion of its resources to capitalizable software development. Gross expenditures on research and development, before capitalization, were down only 1% for the current quarter and 2% for the current six-month period compared to the same prior-year periods.

    Selling, general, and administrative expenses for the current quarter and current six-month period were relatively unchanged from the comparable periods of fiscal 1994. Selling, general, and administrative expenses represented 31% of total revenues in both the current quarter and in the comparable prior-year period and 31% and 32%, respectively, for the current six-month period and the same period in the prior year. The company has responded to increasingly competitive industry conditions through ongoing cost reduction and containment programs. Reductions in selling, general and administrative expenses for these programs have been primarily offset by the weakening of the U.S. dollar in relation to foreign currencies and increased expenditures for advertising and other marketing related programs. At March 25, 1995 the number of employees totaled 5,585, a reduction of 660 employees from March 26, 1994.

    Interest income for the current quarter almost doubled to $2.6 million from the comparable period of fiscal 1994, due to higher levels of invested cash and increasing market interest rates. Interest expense remained relatively unchanged from the same period of fiscal 1994.

    The income tax provisions for the current quarter and first six-month period were $.5 million and $7.5 million, respectively, compared with $.5 million and $1.1 million for the comparable prior year periods, respectively. The provision in the first six months of the current year resulted primarily from the settlement of the Grumman lawsuit, deferred tax on undistributed earnings for certain foreign subsidiaries, and foreign and state taxes.

    In the first quarter of fiscal 1995, the company adopted Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Post-Employment Benefits" and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 112 requires the accrual of liabilities for the estimated cost of benefits provided by the employer to former or inactive employees. SFAS 115 addresses accounting and reporting for investments in certain debt and equity securities that will not be held until maturity. All of the company's marketable securities at September 24, 1994 and March 25, 1995 have maturities of less than one year, and have been classified as being 'held-to-maturity'. The implementation of SFAS 112 and SFAS 115 did not have a material effect on the company's consolidated financial position or results of operations.

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


PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

    In the first quarter of fiscal 1995, the company settled with Northrop Grumman Corporation its six-year copyright infringement and trade secrets litigation against Grumman Systems Support Corporation ("Grumman"). Under the terms of this settlement, Grumman paid the company $53 million and the parties have dismissed all pending litigation. The settlement resulted in a pre-tax gain, net of related legal fees and other expenses, of $44.5 million.

    In November, 1994, the company commenced an action against IBM Corporation in the Federal District Court in Boston, Massachusetts claiming several IBM products including the AS/400 mid-range systems and System/390 mainframe line infringed various company patents. The suit seeks, among other relief, compensatory damages. In January, 1995, IBM answered the complaint, denied the company's infringement claims and counterclaimed against the company, alleging that the company's AViiON and CLARiiON products infringed various IBM patents. This action is in the discovery stage.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

    11.  Computation of primary and fully diluted earnings per share.

    19.  Second Quarter 1995 Interim Report of Data General Corporation.

    (b) No reports on Form 8-K were filed during the current quarter ended March 25, 1995.


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



Dated:  May 4, 1995




EXHIBITS



Index to Exhibits.

    11.  Computation of primary and fully diluted earnings per share.

    19.  Second Quarter 1995 Interim Report of Data General Corporation.