Form 10-Q
period 1995-07-01
DATA GENERAL CORP
filed 1995-08-14
CIK 26999

==========================================================================

                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549
                        ____________________

                             FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the quarterly period ended July 1, 1995

                               OR

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
For the transition period from __________ to __________

                     Commission File Number 1-7352

            Data General Corporation
(Exact name of registrant as specified in its charter)

                        Delaware
(State or other jurisdiction of Incorporation or organization)

               04-2436397
(I.R.S. Employer Identification Number)

4400 Computer Drive, Westboro, Massachusetts                     01580
 (Address of principal executive offices) 	               (Zip Code)

     Registrants Telephone number, including area code (508) 898-5000

Former name, former address and former fiscal year if changed since last report: Not Applicable

                        ______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Secton 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes      X        No

Number of shares outstanding of each of the registrants classes of common stock, as of July 28, 1995:

Common Stock, par value $.01				   37,280,952
 (Title of each class)		                        (Number of Shares)

============================================================================

                     PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

   The condensed consolidated financial statements of Data General Corporation (the company), consisting of condensed consolidated statements of operations for the three and nine months ended July 1, 1995 and June 25, 1994, condensed consolidated balance sheets as of July 1, 1995 and September 24, 1994, condensed consolidated statement of cash flows for nine months ended July 1, 1995 and June 25, 1994, and related notes to condensed consolidated financial statements, are incorporated herein by reference to pages 3 through 6 of the company's Third Quarter 1995 Interim Report. The Third Quarter 1995 Interim Report has been included as Exhibit 19 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company, Attn: Investor Relations, MS 9S, 3400 Computer Drive, Westboro, MA 01580.


Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

    Cash and temporary cash investments as of July 1, 1995 were $89.6 million, a decrease of $52.9 million from the end of fiscal 1994. In addition, the company holds $92.7 million in marketable securities, a net increase of $44.9 million during the current nine-month period. These securities, which supplemented cash and temporary cash investments, are primarily invested in United States Treasury bills and notes. The increase in marketable securities is primarily due to funds received from a software copyright infringement settlement received in the first quarter of the current fiscal year. Net cash provided from operations for the nine months ended July 1, 1995 totaled $83.4 million, expenditures for property, plant, and equipment were $73.9 million, capitalized software development costs totaled $20.6 million, and cash provided from stock plans totaled $4.0 million. The company made a $.6 million investment in an unaffiliated entity and repaid $2.7 million of long-term debt during the current nine-month period. The effect of foreign currency rate fluctuations on cash and temporary cash investments was an increase of $2.5 million.

   Net receivables decreased $15.3 million from fiscal year-end 1994 due to lower revenue than that of the quarter ended September 24, 1994. Total inventories at July 1, 1995 increased $23.6 million from fiscal year-end 1994 levels due to an increase in domestic work in process and finished systems inventory, primarily related to orders for the companys Open CLARiiON product line. Open CLARiiON sales cycles require inventory purchasing patterns to be earlier than those of traditional server procurement cycles. Fixed asset dispositions for the current nine-month period totaled $7.4 million, primarily due to the sale of demonstration equipment to end-users. Management expects that sales of demonstration equipment will continue in the future. Fewer than 20% of the company's net fixed assets relate to the companys proprietary ECLIPSE MV ("MV") family of products and are primarily comprised of spare parts required to support the MV service base of over 19,000 installed units worldwide as well as those MVs which are serviced by third parties.

   The increase of $29.7 million in accounts payable from fiscal year-end 1994 levels was mainly a result of the timing of purchases from vendors of Open CLARiiON inventory. Other current liabilities increased $22.1 million from fiscal year-end 1994, primarily as a result of the $43 million restructure charge and the income tax provision of $7 million recorded for the quarter ended December 24,1994. This increase was partially offset by payments made relating to the current as well as previously recorded restructuring accruals. Long-term debt, including the current portion of long-term debt, decreased a total of $2.7 million during the current nine-month period as a result of the company reacquiring a portion of the 8 3/8% Sinking Fund Debentures due in 2002.

   Effective December 21, 1994 the company entered into a $30 million unsecured letter of credit facility with a group of banks. This agreement, which is available to secure issuance of letters of credit, has a duration of 364 days. The facility contains certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends, and the incurrence of other debt. At July 1, 1995 there were $9.1 million letters of credit secured by this facility. The new agreement replaced the company's unsecured $40 million revolving credit facility and $30 million letter of credit facility.

   During fiscal years 1995, 1994, and 1993, the company recorded restructuring charges of $43 million, $35 million, and $25 million, respectively. The current year charge is for estimated expenses resulting from costs associated with a worldwide work-force reduction, which was approved by the company's executive management and communicated to employees in April. The real estate restructuring provision relates primarily to leased facilities located throughout Europe, Australia, and New Zealand as part of the company's continuing centralization of its international service and administrative organizations. The provision relating to the workforce reduction is primarily for salary and benefit continuation and outplacement service. The following table sets forth the company's restructuring activities for the nine-month period ended July 1, 1995. All charges, excluding asset writedowns and certain other charges, are cash in nature and funded from operations and there were no material changes in estimates relating to the prior fiscal years' provisions.

                                        NINE MONTHS ENDED
FY94 RESERVE       	   BALANCE         JULY 1, 1995	          BALANCE
IN MILLIONS		   SEPT. 24, 1994     CHARGES        JULY 1, 1995

Provisions related to
 terminated employees:
   Termination payments       $15.2            $12.2            $3.0
   Pension and OPEB costs
       (curtailment loss)       1.5               --             1.5
Other costs		                   1.1               .4              .7
Provisions related to employees
 not terminated		               1.9               --             1.9
Provisions for leases	         14.0              6.6             7.4
Writedown of assets to be sold
 or discarded		                  .7               .2              .5
Other			                        2.3              1.7              .6
      Total                   $36.7            $21.1           $15.6


                                           NINE MONTHS ENDED
FY95 RESERVE           BALANCE                JULY 1,1995            BALANCE
IN MILLIONS	       SEPT. 24, 1994    PROVISION     CHARGES  JULY 1, 1995
Provisions related to
 terminated employees:
   Termination payments	    --             $21.8         $8.2       $13.6
   Pension and OPEB costs
       (curtailment loss)   --                --           --          --
Other costs		               --               1.2           .1         1.1
Provisions related to employees
 not terminated		           --                --           --          --
Provisions for leases	      --              12.9           .1        12.8
Writedown of assets to be sold
 or discarded		             --               2.2           --         2.2
Other		                     --               4.9           .9         4.0
       Total                --             $43.0         $9.3       $33.7


   During the first nine months of the current year there were approximately 320 employee terminations, primarily relating to the fiscal 1994 and 1995 restructuring charges. The remaining reserves at July 1, 1995 are for the future termination of approximately 300 employees as part of the continuing realignment of the company's worldwide sales, service, and other operations. The number of employee terminations noted above refer only to those impacted by restructuring actions. They are not indicative of the change in total worldwide headcount which also reflects attrition and new hires. The charges and remaining provisions for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located throughout Europe.


Results of Operations

   Total revenues for the quarter ended July 1, 1995 were $280.5 million, relatively unchanged from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $156.3 million for the current quarter, a 3% decrease from $161.6 million for the comparable period of fiscal 1994. Domestic revenues were 56% of total revenues for the current quarter and 57% of total revenues for the third quarter of fiscal 1994. European revenues, including U.S. direct export sales into the European marketplace, were $79.2 million, an increase of 2% from $77.6 million for the comparable period in fiscal 1994. European revenues represented 28% and 27% of total revenues in the current and prior-year periods, respectively. Other international revenues, including U.S.
direct export sales, were $45.0 million for the current quarter, relatively unchanged from $44.7 million for the comparable period in fiscal 1994.
Other international revenues represented 16% of total revenues for both the current quarter and the comparable prior-year period.

   Total domestic revenues of $455.2 million for the nine months ended July 1, 1995 decreased 3% from $470.5 million for the first nine-month period of fiscal 1994. Domestic revenues were 54% of total revenues in the current nine-month period and 57% of total revenues for the comparable prior-year period. European revenues increased 12% to $254.2 million for the first nine-month period of the current year, compared with $227.2 million for the first nine-month period of fiscal 1994. European revenues represented 30% of total revenues in the current nine-month period and 27% of total revenues in the prior-year period. Other international revenues increased 5% to $137.1 million for the current nine-month period, compared with $130.2 million for the comparable period in fiscal 1994. Other international revenues represented 16% of total revenues for both the current nine-month period and the comparable prior-year period.

   Product revenues of $179.7 million for the current quarter ended
July 1, 1995 decreased 3% from the comparable prior-year period. Revenues from the company's AViiON family of open systems server products decreased 22% from the comparable period of the prior year. The decrease is attributed to a combination of sales force and product transition issues. The sales force transition was completed during the current quarter and the company intends to commence shipments of its new Intel-based AViiON servers later this year. Revenues from the company's Open CLARiiON storage systems were more than double the level of the comparable quarter in the prior year and accounted for 31% of total product revenues in the current quarter. Open CLARiiON is sold primarily through the company's Original Equipment Manufacturer ("OEM") and distributor channels. Revenues have been concentrated in a limited number of customers. For the current quarter, a significant portion of the company's Open CLARiiON revenues were to a single OEM. The growth in Open CLARiiON may not be indicative of future Open CLARiiON revenue trends. Proprietary MV systems revenues declined $10.0 million from the same period in the prior year and currently represent less than 7% of total product revenues compared to 12% for the comparable prior-year period. The company will continue to see a decline in its proprietary MV product line as it completes its transition to open systems. Revenues from personal computers and peripheral equipment declined 26% from the same quarter of the prior year.

   Domestic product revenues, which were $99.1 million for the current quarter, decreased 4% from $103.3 million for the comparable period in fiscal 1994. Domestic product revenues were 55% of total product revenues in the current quarter and 56% of total product revenues in the comparable prior-year period. European product revenues were $46.4 million for the current quarter, a 2% decrease from $47.6 million in the comparable prior-year period. European product revenues represented 26% of total product revenues for both the current and comparable prior-year period. Other international product revenues were $34.2 million for the current quarter, an increase of 2% from $33.6 million for the comparable period in fiscal 1994. Other international product revenues represented 19% of total product revenues in the current quarter and 18% of total product revenues in the comparable prior-year period.


   Product revenues of $544.9 million for the nine months ended July 1, 1995 increased 2% from $532.5 million for the first nine-month period of fiscal 1994. Domestic product revenues of $284.9 million for the first nine-month period of the current year decreased 4% from $298.4 million for the first nine-month period of fiscal 1994. Domestic product revenues represented 52% of total product revenues in the current nine-month period and 56% of total revenues in the prior-year period. European product revenues were $156.5 million for the current nine-month period, an increase of 14% from the $137.4 million reported for the first nine-month period of fiscal 1994. European product revenues were 29% of total product revenues in the current nine-month period and 26% of total product revenues in the comparable prior-year period. Other international revenues were $103.5 million for the current nine-month period, an increase of 7% from the $96.7 million reported for the first nine-month period of fiscal 1994. Other international revenues represented 19% and 18% of total revenues for the current nine-month period and comparable prior-year period, respectively.


   Service revenues for the current quarter were $100.8 million, a slight increase from $99.3 million in the comparable period of fiscal 1994. Domestic service revenues for the current quarter were $57.2 million, relatively unchanged from $58.3 million in the comparable prior-year period. European service revenues were $32.7 million, a 9% increase from $30.0 million for the comparable prior-year period. The increase in European service revenue is due to the company's focus on the emerging systems integration market. Other international service revenues for the current quarter were $10.8 million for the current nine-month period, compared to $11.0 million for the comparable prior-year period.


   Service revenues for the current nine-month period were $301.6 million, compared with $295.4 million for the first nine-month period of fiscal year 1994. For the current nine-month period, domestic service revenues were $170.2 million, relatively unchanged from the $172.1 million in the first nine-month period of fiscal 1994. European service revenues for the current nine-month period were $97.7 million, a 9% increase from $89.8 million reported for the first nine-month period of fiscal 1994. Other international service revenues were $33.7 million for the current nine-month period, relatively unchanged from the $33.5 million reported for the first nine-month period of fiscal 1994.


   Cost of product revenues was 70% and 68% of product revenues for current quarter and current nine-month period, respectively, compared with 68% and 67% of product revenues, respectively, for the same periods of the prior year. Overall product margins were negatively impacted as a result of the shift to lower margin, higher volume open systems. Cost of service revenues for both the current quarter and first nine-month period represented approximately 64% of service revenues, compared with 64% and 62% for the third quarter and first nine-month period of fiscal 1994, respectively. The company continues to see a shift in service revenues towards increased systems integration activities, which yield a lower margin than traditional contract revenues.


   Research and development expenses for the current quarter were $22.8 million, an increase of 3% from the comparable quarter of fiscal 1994. Research and development expenses represented 8% of total revenues in the current quarter and the same prior-year period. For the current nine-month period, research and development expenses were 8% of total revenues, decreasing 6% to $64.1 million from the comparable prior-year period. The company continued to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. The research and development expense decrease for the current nine-month period as compared to the same period in the prior year was primarily caused by the company dedicating a higher proportion of its resources to capitalizable software development. Gross expenditures on research and development, before capitalization, increased 17% for the current quarter and 4% for the current nine-month period compared to the same prior-year periods. The change in the level of expenditures was a result of material purchases relating to the prototyping of the new Intel-based product line, the porting of DG/UX (Data General's UNIX Operating System) to the new architecture, and the impact of the inclusion of an additional (14th) week that resulted in an extra week of costs.
Data General closes each fiscal year on the final Saturday in September, resulting in a 53-week year for fiscal 1995.

   Selling, general, and administrative expenses for the current quarter and current nine-month period were relatively unchanged from the comparable periods of fiscal 1994. Selling, general, and administrative expenses represented 30% and 29% of total revenues in the current quarter and in the comparable prior-year period, respectively, and 30% and 31% of total revenues for the current nine-month period and the same period in the prior year, respectively. The company has responded to increasingly competitive conditions through on-going cost reductions. Reductions in selling, general, and administrative expenses have been primarily offset by the weakening of the U.S. dollar in relation to foreign currencies and the impact of the inclusion of the additional week in the current fiscal quarter. At July 1, 1995 the number of employees totaled 5,180, a reduction of 775 employees from June 25, 1994.


   Interest income for the current quarter increased $1.3 million from the comparable period of fiscal 1994 due to higher levels of invested cash and increasing market interest rates during the current nine-month period. Interest expense remained relatively unchanged from the comparable period of fiscal 1994.

   The income tax provisions for the current quarter and first nine-month period were $.5 million and $8.0 million, respectively, compared with $.5 million and $1.6 million for the comparable prior-year periods, respectively. The provision in the first nine months of the current year resulted primarily from the settlement of the Grumman lawsuit, deferred tax on undistributed earnings for certain foreign subsidiaries, and foreign and state taxes.

   In the first quarter of fiscal 1995, the company adopted Statement of Financial Accounting Standards ("SFAS") 112, "Employers' Accounting for Post-Employment Benefits" and SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS 112 requires the accrual of liabilities for the estimated cost of benefits provided by the employer to former or inactive employees. SFAS 115 addresses accounting and reporting for investments in certain debt and equity securities that will not be held until maturity. All of the company's marketable securities at September 24, 1994 and July 1, 1995 have maturities of less than one year, and have been classified as being held-to-maturity. The implementation of SFAS 112 and SFAS 115 did not have a material effect on the company's consolidated financial position or results of operations.


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


Item 1. Legal Proceedings.

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

   The company's patent infringement suit against IBM Corporation, and IBM's counterclaim against the company, remains in the discovery stage in the Federal District Court of Boston, Massachusetts. See Item 1 "Legal Proceedings" to the company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

11. Computation of primary and fully diluted earnings per share.

19. Third Quarter 1995 Interim Report of Data General Corporation.

(b) No reports on Form 8-K were filed during the current quarter ended July 1, 1995.



SIGNATURE


Persuant to the requirements of the Securities Exchange Act of 1934, the registrant has only caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATA GENERAL CORPORATION
(Registrant)



/s/ Arthur W. DeMelle
Arthur W. DeMelle
Vice President
Chief Financial Officer
Chief Accounting Officer


Dated:  August 10, 1995

EXHIBITS


Index to Exhibits.

11. Computation of primary and fully diluted earnings per share.

19. Third Quarter 1995 Interim Report of Data General Corporation.