Form 10-K
period 1995-09-30
DATA GENERAL CORP
filed 1995-12-28
CIK 26999

==========================================================================

                        SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark one)
[  X ]   Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended September 30, 1995
                               OR
[  ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from __________________   to   _____________________

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

        Registrant's telephone number, including area code (508) 898-5000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X     No
                              -------      -------
Aggregate market value of common stock held by non-affiliates of the
registrant, as of December 1, 1995:   $467,470,731

Number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1995:

Common Stock, par value $.01                            38,160,876
   (Title of each class)                           (Number of Shares)

                    Documents incorporated by reference:

Parts I and II - Portions of registrant's Annual Report to Stockholders for the year ended September 30, 1995.
Part III - Portions of registrant's Proxy Statement dated December 20, 1995.
============================================================================

AViiON, CEO, CLARiiON, DASHER, DESKTOP GENERATION, DG/ViiSION, ECLIPSE, microNOVA, NOVA, and WALKABOUT are registered trademarks, and CEO Connection, CEO Object Office, DG/UX, ECLIPSE MV/3200, ECLIPSE MV/3600, ECLIPSE MV/9800, ECLIPSE MV/25000, ECLIPSE MV/35000 and ECLIPSE MV/60000 are trademarks of Data General Corporation.

All other brand and product names appearing in this publication are trademarks or registered trademarks of their respective holders.



PART I

Item 1.  Business.

Data General Corporation, incorporated in Delaware on April 15, 1968, designs, manufactures, sells, and supports a broad range of multi-user computer systems, servers, and mass storage devices. The company's range of products and services includes database servers, communications and networking servers, workstation, desktop, and portable systems, mass storage devices, more than 15,000 application solutions offered in conjunction with various third-party firms, and a worldwide service and support network. As used herein, the terms "Data General" and the "company" mean Data General Corporation, and, unless otherwise indicated, its consolidated subsidiaries.

There is a wide and expanding variety of applications for the products manufactured by Data General. The company's products are used for database management, integrated information processing, distributed data processing, document imaging, office automation and financial applications, transaction processing, communications, decision support, computer-aided engineering, manufacturing planning and control, human resources management, educational administration, healthcare, testing, process control, and environmental monitoring. Other areas of use include scientific and laboratory research, medical instrumentation and imaging, signal analysis, data acquisition, instrumentation, monitoring, and control. The company's products are used in networks, at the enterprise level, and in stand-alone applications.

Data General's AViiON(R) family of computer systems includes two series: one series, available since 1989, based on Reduced Instruction Set Computing
(RISC) microprocessors from Motorola; and a new series of AViiON servers, introduced in 1995, based on Intel technology. All AViiON systems run the DG/UX(R) operating system, Data General's commercial implementation of the standard UNIX System V Release 4 operating system, and also run various other open operating systems. The company's CLARiiON(R) mass storage devices are open systems disk arrays and tape arrays for computers that run the UNIX operating system and selected other operating systems. Data General's ECLIPSE(R) MV family of minicomputers uses the company's proprietary hardware architecture and operating system. The company provides products and services needed for networking and interoperability, which enable computing systems from many vendors to function together in multi-platform environments. Data General also offers a broad line of personal computers.

During the last decade, advances in microprocessor technology and the increasing availability of standards-based hardware and software significantly eroded the competitive advantage of proprietary minicomputer systems. These trends resulted in the introduction of networked computer systems, consisting of servers hosting PCs, terminals, and other workstations, which offer customers significant price/performance advantages over traditional minicomputers. In fiscal 1988, as a response to these developments, Data General management implemented a strategy that focused the company's resources on developing the AViiON family of open computer systems and the DG/UX operating system while continuing to enhance and upgrade the performance of its ECLIPSE MV family of minicomputers and related software. In fiscal 1995, revenues from the AViiON family were approximately $421 million. Since AViiON shipments began in fiscal 1989, AViiON has progressed through several product generations and now has an installed base approaching 30,000 systems and approximately $2.0 billion in value.

In June of 1995, Data General announced that it had chosen the Intel architecture for a new generation of AViiON servers. At the same time, the company outlined its technology direction for providing high-performance systems based on Intel processors, Standard High Volume (SHV) servers and Cache Coherent Non-Uniform Memory Access (ccNUMA) architecture. This announcement was the result of a two-year process to prepare the company, the DG/UX operating system, and the company's software partners for this advanced computing technology. The new Intel based AViiON computers will begin to ship in volume during the second half of fiscal 1996.

In 1991, Data General introduced its first RAID (Redundant Array of Independent Disks) storage systems for AViiON servers. In 1992, the company expanded that product family, named it CLARiiON, and made it available for use on other computer systems. With the addition of low-end products introduced in the past year, CLARiiON now supports virtually all open systems computing platforms with a broad family of storage products ranging from disk arrays for the PC and local area network (LAN) market, to high-capacity, high-availability disk arrays for enterprise storage applications.

"Open CLARiiON" products are available for use with systems from IBM, Digital Equipment Corporation, Sun Microsystems, and other systems vendors, as well as with systems running Novell NetWare, Microsoft NT, IBM OS/2, and SCO UNIX. Open CLARiiON products are sold through systems integrators and distributors. However, the majority of the company's CLARiiON revenues are derived through OEM (Original Equipment Manufacturer) relationships with major systems vendors and storage suppliers.

Products and Services.

The company's computer systems can be grouped into the following product families: AViiON systems, CLARiiON mass storage subsystems; ECLIPSE MV family systems, DG/ViiSION(R) and DASHER(R) family personal computers and LAN servers, and WALKABOUT(R) notebook computer systems. AViiON servers and CLARiiON storage products are the core of the company's current business.
The company also continues to sell and support the following earlier product families: 16-bit ECLIPSE systems; DESKTOP GENERATION(R) systems; NOVA(R) systems; and microNOVA(R) microproducts.

AViiON computers function as servers or as multi-user systems for a wide range of applications, from departmental and Value Added Reseller (VAR) solutions, to large commercial enterprises that need high-availability systems to support large numbers of users, handle large volumes of transactions, and support large databases.

The Intel based AViiON product family, including the AV 4700, AV 4800, and AV 5800 enterprise servers, combines high-performance with extensive reliability, availability, and serviceability features typically found only on larger computers. Together with a highly scaleable and expandable design that leverages industry technology trends, these features make AViiON servers based on Intel Pentium processors highly suitable platforms for business-critical commercial applications. The family also includes the AV 2000 and AV 3000, deskside servers that are ideal for VAR applications as well as for use in departmental applications running
UNIX, NetWare, or Microsoft Windows NT Server.

The Motorola based AViiON product family ranges from high-performance, general-purpose systems and servers to entry-level workstations. AViiON
AV 9500 servers include models with up to sixteen processors. The AV 8500 server series is a mid-range line which offers from two- to eight-processor systems. These office-packaged systems can be used to integrate networks of personal computers, providing users with services such as communications, resource sharing, office and imaging applications, and databases. The AV 5500 and AV 4500 systems are flexible and expandable enterprise servers in deskside packaging. The AV 450 and AV 550 workstations are designed for commercial applications, such as Geographical Information Systems and software development.

All AViiON systems run the DG/UX operating system, Data General's version of the UNIX operating system. DG/UX is a sophisticated, commercial implementation of the UNIX System V Release 4 operating system. Data
General has been enhancing DG/UX for over a decade to provide a state-of-the-art platform for running core business applications. DG/UX provides a robust file system, open connectivity, comprehensive systems and storage management, standards compliance, and high levels of application scalability. Recent improvements to DG/UX include clustering of up to eight AViiON systems enabling resource sharing, higher levels of availability, and easier system administration. DG/UX is also the first UNIX based operating system to meet the United States Government's B2 level security requirements, the most demanding security code within the U.S. military/intelligence community. Data General plans to make this same capability available for security conscious commercial customers.

The CLARiiON family of mass storage subsystems is based on RAID technology, providing an architecture that speeds access to data while safeguarding it. CLARiiON subsystems employ up to 20 disk drives. Currently, CLARiiON systems utilize SCSI 3.5 inch disk drives, each with a capacity of up to
4.0 GB (billions of characters), allowing a subsystem to store up to 80 GB of information. Higher capacity disk drives can be accommodated as they become available in the marketplace. Up to three subsystems can be combined in rackmount configurations. The drives are combined with an intelligent input/output processor, which manages the array subsystem's operations, and cache which provides improved performance. By utilizing RAID technology, a portion of CLARiiON disk resources is dedicated to data redundancy. While individual drives may occasionally fail, the array system remains operational while the failed disk is repaired or replaced. CLARiiON subsystems can be repaired while under power. Each disk module comes in a specially designed carrier that can be removed from its array group without disturbing data access.

Data General's ECLIPSE MV systems are 32-bit computers using custom-designed very large scale integration chips which utilize a more powerful instruction set than did the earlier 16-bit ECLIPSE and NOVA systems, enabling the execution of most programs that operate on the earlier systems. The range of products includes: the low-end ECLIPSE MV/3200(TM) and ECLIPSE MV/3600(TM) computers; the mid-range ECLIPSE MV/98000(TM), MV/25000(TM) and MV/35000(TM), systems; and the high-end ECLIPSE MV/60000(TM) HA series of multi-process computers.

The Data General family of personal computers includes DG/ViiSION entry-level systems, DASHER II mid-range through multi-user systems and LAN servers, and the WALKABOUT full-function notebook computer. These systems use the latest available microprocessors, including Intel Pentium processors. Connectivity to AViiON and ECLIPSE MV systems and other computers can be achieved using various communication products offered by Data General.

All of the company's computer systems differ in speed, memory, and storage capacity; are available with certain processor features; and are available with a number of subassembly slots that may be used to accommodate peripheral controllers.

Data General also sells a wide variety of peripheral equipment for use with its computers. Peripheral equipment sold by the company includes video display terminals, printers, plotters, communication controllers, multiplexors, disk storage, memory, magnetic tape equipment, analog-to-digital converters, and digital-to-analog converters. The company also manufactures peripheral controller subassemblies and related electronics for connecting its computers to standard data communication equipment and computer systems manufactured by others. Data General also designs and manufactures peripheral controller subassemblies for use with electro-mechanical peripheral equipment it purchases from third parties.

The company has developed and offers an extensive library of systems software products for use with its computer systems, including database management and communications software for industry-standard mainframe protocols. This library includes operating systems with compilers, assemblers, and general utility programs. The company's operating systems provide compatibility within product families. The company's proprietary operating systems include the AOS/VS (Advanced Operating System/Virtual Storage) and AOS/VS II multi-programming systems, the AOS/RT32 real-time subset of AOS/VS, and DG/RDOS (Real-time Disk Operating System) for
32-bit systems.

More than 40 programming languages are available with the company's systems, including common versions of BASIC, Business BASIC, COBOL 74, ICOBOL, Fortran IV, Fortran V, Fortran 77, ALGOL, DG/L, PL/1, APL, Pascal, "C", and Common Lisp. Data General's Ada compiler and Ada development environment software allow customers to program in Ada, a standard programming language used in military applications.

Data General also offers its customers a wide range of applications software solutions for both open and proprietary systems. Computer programs are furnished pursuant to non-exclusive licenses. The company's relationships with systems integrators, software suppliers, and industry-specific VARs provide a growing worldwide presence in many specialized markets. The company's new Intel based AViiON systems are capable of running more than 15,000 applications from leading suppliers of databases, computer languages, office automation, and industry application packages. This collection of software includes many products that can be used by customers who are migrating data processing or data management tasks from mainframe computers. This represents an important application area for the company's AViiON servers.

The company continues to support its CEO(R) integrated office automation software for ECLIPSE MV systems. This software allows users to perform routine office tasks, such as electronic mail, word processing, filing, and maintaining electronic calendars, while also having access to spreadsheets, graphics, a centralized database, or specialized applications developed by customers or purchased from Data General or third parties.
The company also offers CEO Connection(TM) communications software, which allows CEO system functions to be used with products using the MS-DOS and Windows operating systems. In addition, CEO Object Office(TM) brings
CEO office automation software to an icon-style graphics interface on a personal computer.

Data General's communications architecture is based upon the implementation of both international and de facto standards in the data communications and networking field. Data General supports de facto standards such as TCP/IP (Transmission Control Protocol/Internet Protocol), SNA (IBM's Systems Network Architecture), Novell IPX/SPX, DECnet, AppleTalk, async and bisync protocols,
among others.   Formal standards support includes OSI (Open Systems
Interconnection), GOSIP (Government Open Systems Interconnection Profile), ISDN (Integrated Services Digital Network), CMIP/CMIS for network management, and numerous others. Data General is able to integrate mainframes, minicomputers, and various desktops (UNIX workstations, Apple Macintosh, async terminals, X-terminals, MS-Windows, and DOS PCs) using a wide range of communications products and services. Data General can help customers integrate their filing systems (Novell, LAN Manager, and Sun
NFS), take advantage of UNIX print services, run UNIX applications, and unify their offices using network products such as mail, electronic data interchange, and the like. Further, customers can create cooperative program environments (client/server) through the use of various open communications interfaces provided by Data General such as API LU 6.2, 0, 1, 2, 3, (for IBM environments), SPX (for Novell), and TLI (for
TCP/IP, OSI, and LAN Manager environments). This set of communications capabilities enables Data General systems to be incorporated in a variety of networks that include systems and equipment manufactured by the company and by many other vendors.

The total purchase price of any computer system varies depending upon the processing power, size of main memory, and storage capacity, and upon the types and quantities of accessory, peripheral controller subassembly, and peripheral equipment ordered. Prices of the company's various products range from less than $2,000 to over $1,000,000. Dollar volume discounts are offered on most products sold by the company. New products and revisions to existing products have resulted in improved price/performance ratios.

The company extends a limited service and/or parts warranty on substantially all equipment it sells and offers several types of maintenance services and contracts at additional charges. Warranty and other maintenance services are generally performed by service employees located in various offices throughout the world. The company offers a mail-in parts exchange and repair service and a cooperative maintenance program for qualified organizations, resellers, and other customers capable of performing maintenance services. The cooperative program includes spare parts, back-up support, depot service, diagnostics, training, documentation, tools and test equipment, and service planning and support. Data General supports over 3,000 products made by other vendors. The company also offers an on-line information service, which provides customers with immediate access to support information and personnel.

Data General provides various services related to the installation and operation of its computer systems and software. Systems engineers provide systems and software installation support. The company's Professional Services organization provides a broad array of systems design, applications development, and consulting services. The company's
Special Systems group designs custom hardware products under contract to individual customers. Customer training related to systems and software sold by the company is provided at company training facilities in various locations throughout the world or at the customer's own facilities.

For the fiscal years ended September 30, 1995, and September 24, 1994, product revenues were 65% of consolidated total revenues and service revenues were 35% of consolidated total revenues. For the fiscal year ended September 25, 1993, product revenues were 62% of consolidated total revenues and service revenues were 38% of consolidated total revenues.


Marketing and Distribution.

The company uses multiple channels of distribution to sell its products. Sales representatives, in company offices located throughout the world, sell products to end user customers and resellers. A mass merchandising organization, called "Data General Plus", is primarily responsible for meeting the needs of existing customers with a product range that includes replacement systems, system upgrades, and a full range of supplies and accessories sold through catalogs. The company also sells refurbished Data General equipment.

Data General uses several third-party distribution channels, including OEMs, resellers, and distributors. OEMs include companies that incorporate Data General computers into other products, such as air traffic control systems, for resale to the final user. Resellers add applications software to the computer systems purchased from the company before reselling them, and may provide assistance in installing and maintaining the systems. Distributors meet customer needs by stocking Data General products, including systems, servers, workstations, personal computers, and storage systems products for immediate off-the-shelf delivery.

The company provides lease financing through various leasing and financing programs arranged with third parties. Data General provides flexible financing programs for all Data General products, as well as third-party hardware, software, and services. These programs are available worldwide for resellers, distributors, and end users.

Open CLARiiON is sold primarily through the company's Original Equipment Manufacturer ("OEM") and distributor channels. Revenues have been concentrated with a limited number of customers. For the current fiscal year, no single government agency, or any other single customer has accounted for more than 9% of consolidated total revenues. In fiscal 1995, sales made directly to various agencies of the United States Government represented approximately 5% of the company's consolidated total revenues. The company's business is not subject to any unusual seasonal fluctuations.

The company generally attempts to minimize the time from receipt of a customer's order to shipment, and virtually no orders are booked with shipment dates in excess of one year from the date of order. As the company's product mix shifts more toward industry-standard systems, it is anticipated that the average time from order date to shipment date will continue to decrease. In addition, a substantial portion of the orders received by the company are subject to cancellation without significant penalty, at the option of the customer, at any time prior to shipment. Therefore, the company believes that discussions of its backlog would not contribute to an understanding of the company's business.

Organization and Structure.

The company's Worldwide Sales and Marketing operations are responsible for direct sales, mass merchandising, reseller channels, and related marketing activities. Sales divisions are structured to cover the following major geographic areas: the United States; General International Area (including Canada and Latin America); Europe; and Asia/Pacific. Marketing activities are focused primarily on the AViiON family of computer systems and related software solutions, and on specific market opportunities, such as multi-dimensional RDBMS (Relational Database Management System).

The CLARiiON Business Unit is responsible for development of the company's CLARiiON family of open mass storage products, and for developing channels and partnerships for sales of Open CLARiiON systems.

The company also has several targeted business units which are responsible for specific product families. These business units are: the ECLIPSE Business Unit, responsible for development and marketing of the company's ECLIPSE MV family of systems and related software; the Personal Computer Business Unit, which supplies customers with a full range of personal computers and related products; and the Imaging Business Unit, which markets a set of document imaging and management products.

The Data General Services organization encompasses Customer Service (field engineering and other technical services) and Professional Services, which provides customers worldwide with complete services to design, implement, and support commercial computing environments.

Manufacturing and Corporate Quality is responsible for producing Data General systems; for procuring associated components, subassemblies, peripherals, and various other products that are incorporated into Data General systems or sold under the Data General label; and for overall corporate quality assurance.

The company's Finance organization includes the Controller, the Treasurer, Information Management, Legal, Investor Relations, Property Management, and Human Resources functions.


Raw Materials.

Data General's manufacturing operations employ a wide variety of mechanical and electronic components, raw materials, and other supplies.
In the design of its products, the company routinely attempts to utilize multiple-sourced components. However, in some instances, the company selectively uses sole-sourced components, such as custom microprocessors and gate arrays, in order to achieve desired system performance; these components are typically based on the manufacturer's proprietary underlying process technology. In many cases, the manufacturers will execute cross-license agreements with other manufacturers, and it may be possible for Data General to access such technology through cross-license agreements. However, it has been the company's experience to date that the investment necessary to execute such cross-license agreements and to re-engineer the component is not warranted.

With respect to sole-sourced materials, the company has not experienced significant problems relative to the timeliness of product availability or quality matters. To protect against such problems, however, the company has sought to implement special inventory plans for these components. These plans are designed to ensure that, if the sole-sourced supplier were unable to meet the company's requirements, there would be sufficient inventory available to cover the time required to re-engineer the product or develop an alternative source of supply. The company has not experienced any significant problems resulting from the inability to procure necessary raw materials.


Patents.

In November, 1994 the company commenced patent infringement litigation against International Business Machines Corporation charging infringement of certain of the company's patents (See "Item 3. Legal Proceedings", below). Although the company believes its claims are valid, it cannot predict the outcome of the litigation. Should the company prevail in the litigation, such patents could play a significant role in the conduct of its business and accordingly would be material. The company believes that most of its remaining patents do not presently play a significant role in the conduct of its business or in its industry in general and most patents, granted or which may be granted to it, while anticipated to be of value, are not expected to be of material significance. The company also owns certain copyrights, trademarks and proprietary information.

From time to time, companies in the industry have claimed that products and components similar to those manufactured by the company are covered by valid patents held by others. It may be necessary or desirable to obtain further patent licenses in addition to those which the company now holds. Although there is no assurance that such additional patent licenses could be obtained, the company is of the opinion, based on industry practice and information presently available, that such licenses could be obtained on terms which would not have a material effect on the company's consolidated financial position or results of operations.


Competition.

The computer industry has been characterized by rapid technological change, product improvement, and price reductions. During fiscal 1995, the company experienced slight revenue growth from both the European marketplace and from other international product revenues, primarily from growth in the Open CLARiiON line of mass storage devices. Although revenues increased in Open CLARiiON, the results in the domestic market were negatively impacted by a combination of sales force and product transition issues. While the company believes that the effects of the sales force transition are now complete, the company expects to continue to see an impact from the product transition to the new Intel based AViiON products until these new products begin to ship in volume during the second half of fiscal year 1996. Data General's revenues may be adversely affected by new technology developed by others or by price reductions initiated by competitors. Some of the company's competitors are larger companies with substantially greater resources than the company. The company also competes with a number of smaller manufacturers. The company believes that it is a significant manufacturer of multi-user computer systems, servers, and mass storage devices for commercial applications. According to reports from International Data Corporation (IDC), Data General ranked among the leading suppliers of commercial medium-scale, UNIX-based systems in 1992, 1993 and 1994.

The company's AViiON systems have become increasingly competitive since they were introduced in fiscal 1989, as more applications were ported to the platform and product introductions added to the depth of the family. AViiON systems compete favorably with standards-based systems from other industry-leading vendors based upon a wide range of features and performance, the company's DG/UX operating system, and the availability of an extensive range of applications software.

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

AViiON and ECLIPSE systems also compete favorably as a result of their ability to connect with a variety of desktop systems manufactured by the company and by other vendors. The company's worldwide service and support capability, which includes service for certain products (such as PCs and workstations) manufactured by other vendors, also enhances the competitive strength of the company's product families.

The company believes that its CLARiiON product was the first open, RAID-based mass storage product. This product supports UNIX-based computers from IBM, Digital Equipment Corporation, Sun Microsystems, and other systems vendors, and systems running on Novell NetWare, Microsoft NT, as well as Data General systems. NetWare is the dominant server operating system for PC LANs (local area networks). CLARiiON products continue to offer customers leading fault-tolerant data access features and performance characteristics. The company believes the potential market for Open CLARiiON is significant.


Research and Development.

The company believes that if it is to compete successfully in the industry, it will require a continuing commitment to research and development. Research and development expenses were $85.9 million in fiscal 1995, $90.8 million in fiscal 1994, and $100.2 million in fiscal 1993. Research and development work contracted to third parties during these years was insignificant. The net decrease in research and development expenses in these years is a result of the company dedicating a higher proportion of its resources to software development that requires capitalization. As in the prior two years, during fiscal 1995, the company focused its research and development efforts on its core business technology -- multi-user computer systems, servers, and mass storage devices, including related software and services.

Continued emphasis on applied research and development programs is anticipated in order to improve existing products and to expand product line capabilities. Research and development work is done primarily in the following areas: general-purpose computer systems; open mass storage devices; systems and applications software; integrated circuit technology; microprocessor design; network services and products; and contracted special product design.


Environmental Conditions.

The company's various manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from plant wastes and emissions. In the company's opinion, it is complying with such laws and regulations. Compliance has not had, and is not expected to have, a material effect upon the company's capital expenditures, results of operations, or competitive position.


Employees.

The company had approximately 5,000 employees as of September 30, 1995, compared to 5,800 employees as of September 24, 1994, and 6,500 employees as of the end of fiscal 1993. The decrease in employees resulted from various restructuring programs undertaken to reduce the company's infrastructure. Additional information on the company's restructuring programs is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" in the company's Annual Report to Stockholders for the fiscal year ended September 30, 1995. The "Management's Discussion and Analysis of Financial Condition and
Results of Operations" has been incorporated by reference into Item 7 of Part II of this Report. The "Notes to Consolidated Financial Statements" have been incorporated by reference into Item 8 of Part II of this Report.

The company's employees are not covered under any collective bargaining agreements, and the company has not experienced any significant labor problems. The company believes that it has a good relationship with its employees.


International Operations.

Foreign business is conducted through subsidiaries, representatives, and distributors, and to a lesser extent by direct sales. International revenues, including U.S. direct export sales, amounted to approximately
49% of consolidated total revenues in fiscal 1995, and 45% and 46% of consolidated total revenues in fiscal 1994 and 1993, respectively. The majority of Data General's international revenues are derived from western Europe, Asia and Canada. In view of the locations and diversification of its international activities, the company does not believe that there are any special risks beyond the normal business risks attendant to activities abroad. The company maintains a hedging program to minimize its exposure to foreign currency fluctuations. Additional information relating to the company's international operations, including financial information by major geographic area, is included in Note 11 "Geographic Segment Data" on page 25 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 1995.


Item 2.  Properties.

The company's executive offices are located in Westboro, Massachusetts. Manufacturing, research and development, service, marketing, and administrative support facilities are located in various states and countries throughout the world. All buildings owned are modern, air conditioned, and suitable and adequate for the present activities of the company. The company also leases space in 48 states and 28 countries, primarily for sales and service offices, the corporate headquarters, and certain manufacturing operations. Substantially all manufacturing equipment is owned by the company and is well maintained.

In September 1994, the company sold its Westboro, Massachusetts, land and facilities, and entered into a 10-year leaseback arrangement for a
portion of the property.   During fiscal 1993, the company sold its
facilities in Westbrook, Maine, and Portsmouth, New Hampshire, as well as a portion of its facility in Woodstock, Connecticut. The company is currently holding two facilities for future sale: Milford, Massachusetts, and the remaining portion of Woodstock, Connecticut. Additional information regarding the company's principal plants and properties is included under the heading "Facilities" on page 27 of the company's
Annual Report to Stockholders for the fiscal year ended September 30, 1995.


Item 3.  Legal Proceedings.

In fiscal 1995, Data General settled with Northrop Grumman Corporation its six-year software copyright infringement and trade secrets litigation against Grumman Systems Support Corporation ("Grumman"). Under the terms of this settlement, which was approved by the U.S. District Court, Grumman has paid to the company $53 million, and the parties have dismissed all pending litigation.

The company's patent infringement suit against IBM Corporation, and IBM's counterclaim against the company remains in the discovery stage in the United States District Court for the District of Massachusetts (Worcester). See also "Item 1. Patents" to the company's Annual Report on Form 10-K for the year ended September 30, 1995.


Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant.

Frederick R. Adler(1), Age 69, Chairman of the Executive Committee of the Board of Directors since July 1982; Secretary of the company from 1968 to July 1982; retiring Senior Partner in the law firm of Fulbright & Jaworski L.L.P.; and Senior Partner of such firm or Senior Partner or Chief Executive Officer of a professional corporation which was a Senior
Partner in the predecessor firm of Reavis & McGrath, New York City, for more than five years; managing director of Adler & Company, a venture capital invest ment firm, and a general partner of its related investment funds for more than five years.

Ronald L. Skates(1), Age 54, President and Chief Executive Officer of the company since November 1989; Executive Vice President and Chief Operating Officer of the company from August 1988 to November 1989; Senior Vice President of the company from November 1986 to August 1988; Chief Financial Officer of the company from November 1986 to August 1987; Partner, Price Waterhouse from July 1976 to November 1986.

J. Thomas West, Age 56, Senior Vice President of the company since November 1988; Vice President of the company from September 1983 to November 1988.

William J. Cunningham, Age 57, Vice President of the company since
August 1989; prior positions at Apollo Computer Inc. included Vice President and General Manager, Manufacturing and Research and Development, from October 1988 to June 1989; and Vice President and General Manager, Manufacturing and Distribution, from September 1987 to September 1988; Vice President, U.S. Manufacturing, for Honeywell Bull from March 1986 to September 1987.

Arthur W. DeMelle, Age 55, Vice President and Chief Financial Officer of the company since March 1992; prior positions included Senior Vice President of Finance and Administration at Chep USA from November 1989 to March 1992; Executive Vice President and Chief Financial Officer at Emery Air Freight Corporation from April 1987 to May 1989; and Executive Vice President and Chief Financial Officer at Purolator Courier Corporation from July 1980 to April 1987.

Joel Schwartz, Age 53, Vice President of the company since February 1989; President and Chief Operating Officer of Polygen Corp. from August 1986 to February 1989.

William L. Wilson, Age 51, Vice President of the company since March 1994; prior positions with International Business Machines Corporation including Assistant General Manager for Marketing - Enterprise Systems from 1992 to 1993, General Manager of IBM's Integrated Systems Solutions Corporation
(ISSC) from 1990 to 1992, and Marketing and Sales Director for U.S. Marketing Services from 1987 to 1990.


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



(1)  Member of Board of Directors and Executive Committee thereof.



PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

The information contained under the headings "Stock Price Range" on page 26; and "Number of Stockholders", "Dividend Policy", and "Stock Exchange Listing" on page 29 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 1995 is incorporated herein by reference.


Item 6.  Selected Financial Data.

The information contained under the heading "Five Year Summary of Selected Financial Data" on page 9 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 1995 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 12 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 1995 is incorporated herein by reference. This information should be read in conjunction with the related consolidated financial statements incorporated by reference under Item 8.


Item 8.  Financial Statements and Supplementary Data.

The information contained in the consolidated financial statements, notes to consolidated financial statements, and report of independent accountants, under the heading "Quarterly Financial Data (Unaudited)", and "Facilities", on pages 13 through 27 of the company's Annual Report to Stockholders for the fiscal year ended September 30, 1995 is incorporated herein by reference.


Item 9.  Disagreements on Accounting and Financial Disclosure.

Not applicable.


PART III


Item 10.   Directors and Executive Officers of the Registrant.

The information contained under the heading "Proposal No. 1 -- Election of Seven Directors" on pages 3 through 5 of the company's Proxy Statement dated December 20, 1995 is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I hereof.

Item 11.   Executive Compensation.

The information contained under the headings "Summary Compensation
Table", "Option Grants in the 1995 Fiscal Year", "Option Exercises in the 1995 Fiscal Year and 1995 Fiscal Year-End Values", "Compensation Pursuant to Plans", "Employment Agreements", "Compensation of
Directors" and "Directors' Retirement Program" on pages 6 through
18 of the company's Proxy Statement dated December 20, 1995 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information contained under the heading "Beneficial Ownership of Common Stock" and in the second paragraph and related table under the heading "Proposal No. 1 -- Election of Seven Directors" on pages 2 through 4 of the company's Proxy Statement dated December 20, 1995 is incorporated herein by reference.


Item 13.   Certain Relationships and Related Transactions.

Not applicable


PART IV

Item 14.

Exhibits, Financial Statement Schedule, and Reports on Form 8-K.
(a) 1 and 2.  Index to financial statements and related schedule:

                                                                  Page
Five year summary of selected
financial data  . .. . . . . . . . . . . . . . . . . . . . . . .     9*
Management's discussion and analysis
of financial condition and results of operations . . . . . . . . 10-12*
Consolidated balance sheets at
September 30, 1995 and September 24, 1994  . . . . . . . . . . .    14*
For fiscal years ended September 30, 1995,
 September 24, 1994, and September 25, 1993:
    Consolidated statements of operations  . . . . . . . . . . .    13*
    Consolidated statements of cash flows  . . . . . . . . . . .    15*
    Consolidated statements of stockholders' equity. . . . . . .    16*
Notes to consolidated financial statements . . . . . . . . . . . 17-25*
Report of independent accountants. . . . . . . . . . . . . . . .    26*
Supplemental financial information   . . . . . . . . . . . . . .    26*
Facilities   . . . . . . . . . . . . . . . . . . . . . . . . . .    27*
Report of independent accountants on
financial statement schedules  . . . . . . . . . . . . . . . . .    19
Financial statement schedule:
   Schedule II   Valuation and qualifying accounts . . . . . . .    20

The financial statement schedule should be read in conjunction with the financial statements in the 1995 Annual Report to Stockholders. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.


* Page references are to the 1995 Annual Report to Stockholders. The 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report except for those parts thereof specifically incorporated by reference into this Report.



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

    (b) Amended and Restated Rights Agreement dated as of May 19, 1988 between the company and Morgan Shareholders Services Trust Company, as Rights Agent, previously filed as Exhibit 4 to the company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

    (c) Indenture, dated as of June 1, 1991, between the company and Fleet National Bank, as Trustee, which relates to the company's 7-3/4% Convertible Subordinated Debentures due 2001, previously filed as
    Exhibit 4(d) to Amendment No. 2 to the company's Registration Statement on Form S-3 (No. 33-40817), which is incorporated herein by reference.

10. (a) Restricted Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-19759, which is incorporated herein by reference.

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

    (g) Amendment to Restricted and Employee Incentive Stock Option Agreements, between the company and Ronald L. Skates, dated November 14, 1988, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, which is incorporated herein by reference.

    (h) Forms of Incentive Stock Option Agreement, previously filed as
    Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended September 26, 1987, which is incorporated herein by reference.

    (i) Form of Amendment to Employee Stock Option Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

    (j) Form of Amended and Restated Employee Stock Option Agreement, between the company and Ronald L. Skates, previously filed as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

    (k) Form of Amendments to Key Executive Stock Option Agreements, previously filed as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

    (l) Non-Employee Director Restricted Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 2-91481, which is incorporated herein by reference.

    (m) Form of Non-Employee Director Restricted Stock Option Agreement, previously filed as Exhibit 10(n) to the company's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, which is incorporated herein by reference.

    (n) Form of Employment Agreement between the company and its full-time officers, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

    (o) Form of Indemnity Agreement between the company and its officers and directors, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 28,
    1987, which is incorporated herein by reference.

    (p) Form of Revolving Credit Agreement dated as of November 22, 1991, previously filed as Exhibit 10(aa) to the company's Annual Report on Form 10-K for the fiscal year ended September 28, 1991, which is incorporated herein by reference.

    (q) Form of Amendment to Revolving Credit Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1992, which is incorporated herein by reference.

    (r) Form of Amendments dated April 12, 1993 and September 23, 1993 to Revolving Credit Agreement dated November 22, 1991, previously filed as Exhibit 10(t) to the company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

    (s) Form of Amendment dated September 1, 1993, to various Employment Agreements between the company and its full-time officers, previously filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

    (t) Form of Amendment dated December 30, 1993, amending and restating Revolving Credit Agreement and Letter of Credit Agreement, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1993, which is incorporated herein by reference.

    (u) Form of Amendment dated September 16, 1994 to Revolving Credit Agreement and Letter of Credit Agreement dated December 30, 1993, previously filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (v) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the company and its highly compensated employees, previously filed as Exhibit 10(x) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (w) Form of Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the company and it's current president and Chief Executive Officer, previously filed as Exhibit 10(y) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (x) Form of Amendments dated April 18, 1994 to Revolving Credit Agreement and Letter of Credit Agreement dated December 30, 1993, previously filed as Exhibit 10(z) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (y) 1994 Non-Employee Director Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

    (z) Form of 1994 Non-Employee Director Stock Option Agreement, previously filed as Exhibit 10(bb) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (aa) Form of Letter of Credit and Reimbursement Agreement dated as of December 21, 1994, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994, which is incorporated herein by reference.

    (bb) Employee Qualified Stock Purchase Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53041, which is incorporated herein by reference.

    (cc) Employee Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-58237, which is incorporated herein by reference.

    (dd) Amendment dated October 9, 1995 to Letter of Credit and Reimbursement Agreement, changing the Consolidated Tangible Net Worth limitation.

    (ee) 1996 Fiscal Year Bonus Opportunity for Chief Executive Officer.

11. Computation of primary and fully diluted earnings per share.

13. Annual report to stockholders for the fiscal year ended September 30, 1995, certain portions of which have been incorporated herein by reference.

21. Subsidiaries of the registrant.

23. Consent of independent accountants.

Exhibits, other than those incorporated by reference, have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the company will be provided with copies of these exhibits upon written request to the company.

    (b) There were no reports on Form 8-K filed during the last thirteen weeks of the period covered by this Report.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DATA GENERAL CORPORATION
                                                    (Registrant)
                                               By:_____________________
                                                     Ronald L. Skates

                                         President and Chief Executive Officer
December 20, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                           Title                    Date

  Ronald L. Skates
 -------------------              President and Chief
  Ronald L. Skates                Executive Officer;       December 20, 1995
                                       Director

 Frederick R. Adler
 -------------------            Chairman of Executive
 Frederick R. Adler             Committee of Board of      December 20, 1995
                                  Directors; Director

  Arthur W. DeMelle
 ---------------------               Vice President
  Arthur W. DeMelle            Chief Financial Officer;    December 20, 1995
                               Chief Accounting Officer

Ferdinand Colloredo-Mansfeld
----------------------------
Ferdinand Colloredo-Mansfeld           Director            December 20, 1995

     John G. McElwee
  ---------------------
     John G. McElwee                   Director            December 20, 1995

   Donald H. Trautlein
  ----------------------
   Donald H. Trautlein                 Director            December 20, 1995

    Richard L. Tucker
   -------------------
    Richard L. Tucker                  Director            December 20, 1995

  W. Nicholas Thorndike
  ---------------------
  W. Nicholas Thorndike                Director            December 20, 1995


                            DATA GENERAL CORPORATION

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Data General Corporation

      Our audits of the consolidated financial statements referred to in our report dated October 20, 1995 appearing in the 1995 Annual Report to Stockholders of Data General Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also include an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP




Boston, Massachusetts
October 20, 1995



                                                                 SCHEDULE II

                            DATA GENERAL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                  (In thousands)

                          Balance at
                           Previous                                 Balance at
                          End of Year    Additions    Deductions    End of Year
Description
SEPTEMBER 30, 1995:
Allowance for doubtful
accounts . . . . . . . . .$ 13,752      $ 10,197(a)   $(9,870)(b)     $ 14,079
Valuation allowance on
deferred tax asset (c) .   209,936         1,008        9,689          201,255

SEPTEMBER 24, 1994:
Allowance for doubtful
accounts . . . . . . . . .  12,992         9,919(a)    (9,159)(b)       13,752
Valuation allowance on
deferred tax asset (c) .         0       209,936            0          209,936

SEPTEMBER 25, 1993:
Allowance for doubtful
accounts . . . . . . . . . .19,934        11,379(a)   (18,321)(b)       12,992


(a)  Charged to costs and expenses.
(b)  Accounts deemed uncollectable.
(c)  SFAS 109 Accounting for Income Taxes adopted September 26, 1993.


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

    (b) Amended and Restated Rights Agreement dated as of May 19, 1988 between the company and Morgan Shareholders Services Trust Company, as Rights Agent, previously filed as Exhibit 4 to the company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

    (c) Indenture, dated as of June 1, 1991, between the company and Fleet National Bank, as Trustee, which relates to the company's 7-3/4% Convertible Subordinated Debentures due 2001, previously filed as
    Exhibit 4(d) to Amendment No. 2 to the company's Registration Statement on Form S-3 (No. 33-40817), which is incorporated herein by reference.

10. (a) Restricted Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-19759, which is incorporated herein by reference.

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

    (g) Amendment to Restricted and Employee Incentive Stock Option Agreements, between the company and Ronald L. Skates, dated November 14, 1988, previously filed as Exhibit 10(e) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, which is incorporated herein by reference.

    (h) Forms of Incentive Stock Option Agreement, previously filed as
    Exhibit 10(d) to the company's Annual Report on Form 10-K for the fiscal year ended September 26, 1987, which is incorporated herein by reference.

    (i) Form of Amendment to Employee Stock Option Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

    (j) Form of Amended and Restated Employee Stock Option Agreement, between the company and Ronald L. Skates, previously filed as Exhibit 10(e) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

    (k) Form of Amendments to Key Executive Stock Option Agreements, previously filed as Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

    (l) Non-Employee Director Restricted Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 2-91481, which is incorporated herein by reference.

    (m) Form of Non-Employee Director Restricted Stock Option Agreement, previously filed as Exhibit 10(n) to the company's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, which is incorporated herein by reference.

    (n) Form of Employment Agreement between the company and its full-time officers, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

    (o) Form of Indemnity Agreement between the company and its officers and directors, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

    (p) Form of Revolving Credit Agreement dated as of November 22, 1991, previously filed as Exhibit 10(aa) to the company's Annual Report on Form 10-K for the fiscal year ended September 28, 1991, which is incorporated herein by reference.

    (q) Form of Amendment to Revolving Credit Agreement, previously filed as Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1992, which is incorporated herein by reference.

    (r) Form of Amendments dated April 12, 1993 and September 23, 1993 to Revolving Credit Agreement dated November 22, 1991, previously filed as Exhibit 10(t) to the company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

    (s) Form of Amendment dated September 1, 1993, to various Employment Agreements between the company and its full-time officers, previously filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

    (t) Form of Amendment dated December 30, 1993, amending and restating Revolving Credit Agreement and Letter of Credit Agreement, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended December 25, 1993, which is incorporated herein by reference.

    (u) Form of Amendment dated September 16, 1994 to Revolving Credit Agreement and Letter of Credit Agreement dated December 30, 1993, previously filed as Exhibit 10(w) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (v) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the company and its highly compensated employees, previously filed as Exhibit 10(x) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (w) Form of Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the company and it's current president and Chief Executive Officer, previously filed as Exhibit 10(y) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (x) Form of Amendments dated April 18, 1994 to Revolving Credit Agreement and Letter of Credit Agreement dated December 30, 1993, previously filed as Exhibit 10(z) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (y) 1994 Non-Employee Director Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

    (z) Form of 1994 Non-Employee Director Stock Option Agreement, previously filed as Exhibit 10(bb) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

    (aa) Form of Letter of Credit and Reimbursement Agreement dated as of December 21, 1994, previously filed as Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994, which is incorporated herein by reference.

    (bb) Employee Qualified Stock Purchase Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53041, which is incorporated herein by reference

    (cc) Employee Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-58237, which is incorporated herein by reference.

    (dd) Amendment dated October 9, 1995 to Letter of Credit and
    Reimbursement Agreement, changing the Consolidated Tangible Net Worth limitation.

    (ee) 1996 Fiscal Year Bonus Opportunity for Chief Executive Officer.

11. Computation of primary and fully diluted earnings per share.

13. Annual report to stockholders for the fiscal year ended
    September 30, 1995, certain portions of which have been incorporated herein by reference.

21. Subsidiaries of the registrant.

23. Consent of independent accountants.

Exhibits, other than those incorporated by reference, have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the company will be provided with copies of these exhibits upon written request to the company.