Form 10-Q
period 1995-12-30
DATA GENERAL CORP
filed 1996-02-12
CIK 26999

----------------------------------------------------------------------------
----------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                           ____________________

                               FORM 10-Q

(Mark one)

[  X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the quarterly period ended December 30, 1995
                                       -----------------

                                    OR

[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the transition period from _______________________ to __________________________

                        Commission File Number 1-7352
                        ______________________________


                            DATA GENERAL CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                               04-2436397
-------------------------------      ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification Number)
Incorporation or organization)


4400 Computer Drive, Westboro, Massachusetts                  01580
--------------------------------------------                ---------
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

                       Yes    X        No
                            ----          ----
Number of shares outstanding of each of the registrant's classes of common stock, as of January 26, 1996:

Common Stock, par value $.01                     38,281,880
----------------------------                  ----------------
   (Title of each class)                     (Number of Shares)

----------------------------------------------------------------------------
----------------------------------------------------------------------------

                 PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

The condensed consolidated financial statements of Data General
Corporation (the "company"), consisting of condensed consolidated statements of operations for the quarters ended December 30, 1995 and December 24, 1994, condensed consolidated balance sheets as of December 30, 1995 and September 30, 1995, condensed consolidated statement of cash flows for quarters ended December 30, 1995 and December 24, 1994, and related notes to condensed consolidated financial statements, are incorporated herein by reference to pages 3 through 6 of the company's First Quarter 1996 Interim Report. The First Quarter 1996 Interim Report has been included as Exhibit 19 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company, Attn: Investor Relations, MS 9S, 3400 Computer Drive, Westboro, MA 01580.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition.

Cash and temporary cash investments as of December 30, 1995 were $114.3 million, a decrease of $2.9 million from the end of fiscal 1995. In addition, the company holds $61.0 million in marketable securities, a net decrease of $10.6 million during the current three-month period. These securities, which supplement cash and temporary cash investments, are primarily invested in United States treasury bills and notes. Net cash provided from operations for the quarter ended December 30, 1995 totaled $16.0 million, expenditures for property, plant, and equipment were $23.5 million, capitalized software development costs totaled $8.0 million, and cash provided from stock plans totaled $1.3 million. The company repaid $3.0 million of long-term debt during the current three-month period.
The effect of foreign currency rate fluctuations on cash and temporary cash investments was a decrease of $0.5 million.

Net receivables for the current quarter were $250.2 million, relatively unchanged from $251.1 million from fiscal year-end 1995. Total inventories at December 30, 1995 increased $19.9 million, to $144.0 million, from fiscal year-end 1995 levels due to an increase in domestic work in process inventory, primarily related to orders for the company's Open CLARiiON product line. Open CLARiiON sales cycles require inventory purchasing patterns to be earlier than those of the traditional server procurement cycles. Fixed asset dispositions for the current quarter totaled $2.5 million, primarily due to the sale of demonstration equipment to end users. Management expects that sales of demonstration equipment will continue in the future. Fewer than 15% of the company's total net fixed assets relate to the company's proprietary ECLIPSE MV ("MV") family of products; these assets are primarily comprised of spare parts required to support the MV service base of over 19,000 installed units worldwide as well as those MVs which are serviced by third parties.

The increase of $18.9 million in accounts payable from fiscal year-end 1995 levels was mainly attributed to the increase in end of quarter inventory procurements and the timing of payments relating to this activity. Other current liabilities decreased $15.9 million from fiscal year-end 1995. This decrease was primarily as a result of reduced employee related accruals and the payments made relating to the previously recorded restructuring accruals. Long-term debt, including the current portion of long-term debt, decreased a total of $3.0 million during the current quarter as a result of the company reacquiring a portion of the 8 3/8% Sinking Fund Debentures due in 2002.

On October 5, 1995, the company's $30 million unsecured letter of credit facility with a group of banks was amended. This facility is available to secure issuance of letters of credit. The current agreement has a duration of 364 days. The facility contains certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends, and the incurrence of other debt. At December 30, 1995 there were $11.0 million in letters of credit secured by this facility.

During fiscal years 1995 and 1994, the company recorded restructuring charges of $43 million and $35 million, respectively. No additional charges or material changes in estimates to prior provisions were recorded during the first quarter of fiscal 1996. The following table sets forth the company's restructuring activities for the current quarter ended December 30, 1995. All charges, excluding asset writedowns and certain other charges, are cash in nature and funded from operations.


                                         THREE MONTHS ENDED
                          SEPT. 30, 1995   DEC.  30, 1995   DEC. 30, 1995
(in millions)             BALANCE             CHARGES             BALANCE

Provision related to
terminated employees      $ 13.9               $(5.0)            $ 8.9
Provisions for leases       17.4                (2.7)             14.7
Writedown of assets
to be sold or discarded
and other                    5.6                (2.7)              2.9
                           -----              -------            -----
          Total            $36.9              $(10.4)            $26.5
                           =====              =======            =====

During the first quarter of the current year there were approximately 75 employee terminations, primarily relating to the 1995 restructuring charges. The remaining reserves at December 30, 1995 are for the future termination of approximately 135 employees as part of the continuing realignment of the company's worldwide sales, service, and other operations. The number of employee terminations noted above refer only to those impacted by restructuring actions. They are not indicative of the change in total worldwide headcount which also reflects attrition and new hires. The charges and remaining provisions for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located throughout Europe.

Results of Operations

Total revenues for the quarter ended December 30, 1995 increased 16% to $327.6 million from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $188.7 million for the current quarter, an 18% increase from $160.0 million for the comparable period of fiscal 1995. Domestic revenues were 58% of total revenues for the current quarter and 57% of total revenues for the first quarter of fiscal 1995. European revenues, including U.S. direct export sales into the European marketplace, were $97.5 million, an increase of 18% from $82.3 million for the comparable period in fiscal 1995. This increase is
primarily a result of increased U.S. direct export sales.   European
revenues represented 30% and 29% of total revenues in the current and prior-year periods, respectively. Other international revenues, including U.S. direct export sales, were $41.4 million for the current quarter, a 4% increase from $39.9 million for the comparable period in fiscal 1995. Other international revenues represented 12% of total revenues for both the current quarter and the 14% for the comparable prior-year period.

Product revenues of $227.6 million for the current quarter ended December 30, 1995 increased 26% from the comparable prior-year period. Revenues from the company's AViiON family of open systems server products decreased 8% from the comparable period of the prior year. Although, the company began shipping its new Intel-based AViiON systems, the company expects to continue to see an impact from the product transition to the Intel-based AViiON products until these new products begin to ship in volume during the second half of the fiscal 1996. Revenues from the company's Open CLARiiON storage systems more than quadrupled from the comparable prior-year period and accounted for 43% of total product revenues in the current quarter. Open CLARiiON is sold primarily through the company's Original Equipment Manufacturer ("OEM") and distributor channels, thus sales in any given period are subject to customer sales cycles and inventory levels. Revenues have been concentrated in a limited number of customers. For the current quarter, a significant portion of the company's Open CLARiiON revenues were to a single OEM. Open CLARiiON revenue in any quarter may not be indicative of future Open CLARiiON revenues. Proprietary MV system revenues declined $7.6 million from the same period in the prior year and currently represent 4% of total product revenues compared to 9% for the comparable prior-year period. The company will continue to see a decline in its proprietary MV product line as it completes its transition to Open systems. Revenues from personal computers and peripheral equipment declined $12.7 million from the same period in the prior year and currently represent 7% of total product revenues compared to 15% for the comparable prior-year period.

Domestic product revenues, which were $131.9 million for the current quarter, increased 27% from $103.6 million for the comparable period in fiscal 1995. Domestic product revenues were 58% of total product revenues and 57% of total product revenues in the comparable prior-year period. European product revenues were $65.1 million for the current quarter, a 30% increase from $49.7 million in the comparable prior-year period. European product revenues represented 29% of total product revenues for the current quarter and 28% for the comparable prior-year period. Other international product revenues were $30.6 million for the current quarter, an increase of 10% from $27.9 million for the comparable period in fiscal 1995. Other international product revenues represented 13% of total product revenues in the current quarter and 15% of total product revenues in the comparable prior-year period. The increase in Domestic and European product revenues is primarily a result of Open CLARiiON shipments to these marketplaces.

Service revenues for the current quarter were $100.0 million, a slight decrease from $101.0 million in the comparable period of fiscal 1995. Domestic service revenues for the current quarter were $56.8 million, relatively unchanged from $56.5 million in the comparable prior-year period. European service revenues were $32.4 million, a slight decrease from $32.6 million for the comparable prior-year period. Other international service revenues for the current quarter were $10.8 million, compared to $11.9 million for the comparable prior-year period.

Cost of revenues increased to 68% of total revenues for the current quarter, compared with 65% for the comparable period in fiscal 1995. Cost of product revenues increased to 69% of product revenues for the current quarter, compared with 66% of product revenues, for the same periods of the prior year. The increase in the cost of product revenues was the result of increased sales volume of Open CLARiiON storage systems, which have lower relative gross margins because of the distribution channels in which they are sold, and continued price competition in the commercial server marketplace. Cost of service revenues was 65% and 64% of service revenues for the current quarter and first quarter of fiscal 1995, respectively.
The company continues to see a shift in service revenues towards increased Professional Service sales, which yield a lower margin than traditional maintenance contract revenues.

Research and development expenses remained relatively unchanged at $21.7 million for both the current quarter and the comparable quarter of fiscal 1995, respectively. Research and development expenses represented 7% of total revenues in the current quarter and 8% of total revenues for the same prior-year period, respectively. The company continued to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. In the current quarter, gross expenditures on research and development and software development, before capitalization, were $29.7 million, an increase of 10% from $27.0 million for the comparable quarter of fiscal 1995. The increase in expenditures was primarily a result of material purchases relating to the prototyping of the new Intel-based product line and the porting of DG/UX (Data General's UNIX Operating System) to the new architecture.

Selling, general, and administrative expenses for the current quarter were $77.2 million, a decrease of 10% from $86.0 million for the comparable quarter of fiscal 1995. Selling, general, and administrative expenses represented 24% and 31% of total revenues in the current quarter and in comparable prior-year period, respectively. The company has responded to increasingly competitive preconditions through ongoing cost reductions.
At December 30, 1995 the number of employees totaled 4,930, a reduction of approximately 100 employees from September 30,1995.

Interest income of $2.2 million remained relatively unchanged from the comparable period of fiscal 1995. Interest expense for the current quarter was $3.5 million, a slight decrease from $3.6 million for the comparable period of fiscal 1995.

The income tax provisions for the current quarter was $1.0 million and $7.0 million for the comparable prior-year periods. The current year provision relates primarily to foreign and state taxes. The provision in the first quarter of the prior year resulted primarily from the settlement of the Grumman lawsuit, deferred tax on undistributed earnings for certain foreign subsidiaries, and foreign and state taxes.

In March 1995, the Financial Accounting Standards Boards ("FASB") issued SFAS 121, "Accounting for Impairment for Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In October 1995, the FASB issued SFAS 123, "Accounting for Stock-based Compensation". The company will implement SFAS 123 using the proforma disclosure method described in the pronouncement. SFAS 121 and 123 are effective for fiscal years beginning after December 15, 1995. The company will implement these statements as required. The future adoption of SFAS 121 and 123 is not expected to have a material effect on the company's consolidated financial position or results of operations.


                    PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

The company's patent infringement suit against IBM Corporation, and IBM's counterclaim against the company, remain in the discovery stage in the United States District Court in Worcester, Massachusetts. See Part II,
Item 1, "Legal Proceedings" to the company's Quarterly Report on form 10-Q for the quarter ended December 24, 1994.

Item 4.  Submission of Matters to a Vote of Security-Holders

(a) The Annual Meeting of Stockholders of Data General Corporation was held January 31, 1996.

(b) During the meeting, stockholders elected the following as directors of Data General:

         Frederick R. Adler
         Ferdinand Colloredo-Mansfeld
         John G. McElwee
         Ronald L. Skates
         W. Nicholas Thorndike
         Donald H. Trautlein
         Richard L. Tucker

     The directors were elected by the following voting breakdowns:

     Director                  Votes For           Votes Withheld

     Adler                     32,484,315               201,578
     Colloredo-Mansfeld        32,513,889               172,004
     McElwee                   32,498,593               187,300
     Skates                    32,476,218               209,675
     Thorndike                 32,515,801               170,092
     Trautlein                 32,502,107               183,786
     Tucker                    32,505,949               179,944


Item 6.  Exhibits and Reports on Form 8-K.

 (a)     Exhibits:

  11.    Computation of primary and fully diluted earnings per share.

  19.    First Quarter 1996 Interim Report of Data General Corporation.

 (b) No reports on Form 8-K were filed during the current quarter ended December 30, 1995.



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                DATA GENERAL CORPORATION
                                                     (Registrant)


                                                  /s/ Arthur W. DeMelle
                                                  ---------------------
                                                    Arthur W. DeMelle
                                                      Vice President
                                                  Chief Financial Officer
                                                  Chief Accounting Officer

Dated:  February 8, 1996



                               EXHIBITS

Index to Exhibits.

  11.  Computation of primary and fully diluted earnings per share.

  19.  First Quarter 1996 Interim Report of Data General Corporation.