Form 10-Q
period 1996-03-30
DATA GENERAL CORP
filed 1996-05-10
CIK 26999

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
                           --------------------

                               FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended March 30, 1996
                                      --------------
OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ______________ to _____________

                      Commission File Number 1-7352
                                             ------
                      ______________________________

                         Data General Corporation
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


              Delaware                                 04-2436397
 --------------------------------                 ----------------------
(State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification Number)


4400 Computer Drive, Westboro, Massachusetts             01580
- --------------------------------------------            --------
  (Address of principal executive offices)	       (Zip Code)

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

                       Yes  X      No
                           ---        ---
Number of shares outstanding of each of the registrant's classes of common stock, as of April 26, 1996:

  Common Stock, par value $.01			   	 38,955,311
  ----------------------------                        ----------------
     (Title of each class)                           (Number of shares)

============================================================================
                      PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

The condensed consolidated financial statements of Data General Corporation (the "company"), consisting of condensed consolidated statements of operations for the three and six months ended March 30, 1996 and March 25, 1995, condensed consolidated balance sheets as of March 30, 1996 and September 30, 1995, condensed consolidated statements of cash flows for the six months ended March 30, 1996 and March 25, 1995, and the related notes to condensed consolidated financial statements, are incorporated herein by reference to pages 3 through 6 of the company's Second Quarter 1996 Interim Report. The Second Quarter 1996 Interim Report has been included as Exhibit 19 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company, Attn: Investor Relations, MS 9S, 3400 Computer Drive, Westboro, MA 01580 or through the company's world wide web site at: http://www.dg.com.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Cash and temporary cash investments as of March 30, 1996 were $130.4 million, an increase of $13.2 million from the end of fiscal 1995. In addition, the company holds $60.3 million in marketable securities, a net decrease of $11.3 million during the current six-month period. In total, cash and temporary cash investments along with marketable securities were relatively flat for the current six-month period. The securities, which supplement cash and temporary cash investments, are primarily invested in United States treasury bills and notes. The marketable securities include an equity security of $15.4 million recorded at fair market value and classified as available for sale. The unrealized gain on marketable securities of $14.0 million is recorded as a separate component of shareholders' equity. Net cash provided from operations for the six months ended March 30, 1996 totaled $39.6 million; expenditures for property, plant, and equipment were $50.7 million; capitalized software development costs totaled $14.5 million; and cash provided from stock plans totaled $5.3 million. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $.9 million.

     Net receivables were $256.2 million, an increase of $5.1 million from $251.1 million at fiscal year-end 1995 due to increased revenue. Total inventories at March 30, 1996 were $125.2 million, an increase of $1.1 million from fiscal year-end 1995 levels primarily due to an increase in end-of-quarter inventory procurements. Fixed asset dispositions for the current six-month period totaled $5.9 million, primarily due to the sale of demonstration equipment. Management expects that sales of demonstration equipment will continue. Less than 15% of the company's total net fixed assets relate to the company's proprietary ECLIPSE MV ("MV") family of products; these assets are primarily comprised of spare parts required to support the MV service base of over 19,000 installed units worldwide as well as those MVs which are serviced by third parties.

     The increase of $2.7 million in accounts payable from fiscal year-end 1995 levels was attributed mainly to the increase in inventory levels and the timing of payments relating to this activity. Other current liabilities decreased $11.8 million from fiscal year-end 1995. This decrease was primarily a result of reduced employee related accruals and the payments made relating to the previously recorded restructuring accruals. Long-term debt, including the current portion of long-term debt, decreased a total of $3.0 million from fiscal 1995 year-end as a result of the company reacquiring a portion of the 8 3/8% Sinking Fund Debentures due in 2002.

     During fiscal years 1995 and 1994, the company recorded restructuring charges of $43 million and $35 million, respectively. No additional charges or material changes in estimates to prior provisions were recorded during the first six-month period of fiscal 1996. The following table sets forth the company's restructuring activities for the period ended March 30, 1996. All charges, excluding asset writedowns and certain other charges, are cash in nature and funded from operations.



                                               SIX MONTHS ENDED
                               SEPT. 30, 1995   MAR.  30, 1996    MAR. 30, 1996
(in millions)                  BALANCE             CHARGES              BALANCE
- -------------------------------------------------------------------------------
Provisions related to
  terminated employees           $13.9            $  (7.6)             $  6.3
Provisions for leases             17.4               (5.2)               12.2
Writedown of assets to be sold
  or discarded and other           5.6               (4.1)                1.5
                                 -----             -------              -----
      Total                      $36.9             $(16.9)              $20.0
                                 =====             =======              =====

     During the first six months of the current year there were approximately 94 employee terminations relating to the 1995 restructuring charges. The remaining reserves at March 30, 1996 are for the future termination of approximately 116 employees as part of the continuing realignment of the company's worldwide sales, service, and other operations. The number of employee terminations noted above refers only to those impacted by restructuring actions. They are not indicative of the change in total worldwide headcount which also reflects attrition and new hires. The charges and remaining provisions for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in Europe.

Results of Operations

     Total revenues for the quarter ended March 30, 1996 increased 18% to $335.2 million from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $194.8 million for the current quarter, a 30% increase from $150.1 million for the comparable period of fiscal 1995. Domestic revenues represented 58% of total revenues for the current quarter and 53% of total revenues for the second quarter of fiscal 1995. European revenues, including U.S. direct export sales into the European marketplace, were $95.1 million, an increase of 3% from $92.2 million for the comparable period in fiscal 1995. This increase is primarily a result of increased U.S. direct export sales. European revenues represented 28% and 32% of total revenues in the current and prior-year periods, respectively. Other international revenues, including U.S. direct export sales, were $45.3 million for the current quarter, a 9% increase from $41.5 million for the comparable period in fiscal 1995. Other international revenues represented 14% of total revenues for the current quarter and 15% for the comparable prior-year period.

     Total domestic revenues of $383.6 million for the six months ended March 30, 1996 increased 24% from $310.1 million for the first six-month period of fiscal 1995. Domestic revenues were 58% of total revenues for the current six-month period and 55% of total revenues for the comparable prior-year period. European revenues, including U.S. direct export sales into the European marketplace, were $192.6 million, an increase of 10% from $175.0 million for the comparable period in fiscal 1995. This increase is primarily a result of increased U.S. direct export sales. European revenues represented 29% and 31% of total revenues in the current six-month and comparable prior-year periods, respectively. Other international revenues, including U.S. direct export sales, were $86.6 million for the current six-month period, a 7% increase from $80.9 million for the comparable prior-year period. Other international revenues represented
13% and 14% of total revenues for the current six-month period and the comparable prior-year period, respectively.

     Product revenues of $236.7 million for the current quarter ended March 30, 1996 increased 29% from the comparable prior-year period. Revenues from the company's AViiON family of open systems server products remained relatively unchanged at $115.2 million from the comparable period of the prior year. In the current quarter, the company experienced continued revenue growth in its Intel-based AViiON systems while experiencing a modest decline in the Motorola-based AViiON systems revenue as compared to the previous quarter. The company expects the Motorola-based AViiON systems revenue will continue to decline. Product revenues from the company's Open CLARiiON storage systems nearly tripled from the comparable prior-year period and accounted for 41% of total product revenues in the current quarter.
Open CLARiiON product revenues in the second quarter of fiscal year 1996 remained relatively unchanged as compared with the first quarter of the current fiscal year. Open CLARiiON is sold primarily through the company's Original Equipment Manufacturer ("OEM") and distributor channels; thus sales in any given period are subject to customer sales cycles and inventory levels. The reduction of these inventory levels during the recent quarter impacted product revenues. Product revenues have been concentrated in a limited number of customers. For the current quarter, a significant portion of the company's Open CLARiiON product revenues were to a single
OEM. Open CLARiiON product revenues in any quarter may not be indicative of future Open CLARiiON product revenues. Proprietary MV system revenues declined $5.7 million from the same period in the prior-year and currently represent 3% of total product revenues compared to 7% for the comparable prior-year period. The company expects to see a continued decline in its proprietary MV product line as it completes its transition to Open systems. Product revenues from personal computers and peripheral equipment declined $4.4 million from the same period in the prior-year and currently represent 7% of total product revenues compared to 12% for the comparable prior-year period.

     Domestic product revenues, which were $137.8 million for the current quarter, increased 47% from $93.6 million for the comparable period in fiscal 1995. Domestic product revenues were 58% of total product revenues for the current quarter and 51% of total product revenues in the comparable prior-year period. European product revenues were $63.5 million for the current quarter, a 6% increase from $59.8 million in the comparable prior-year period. European product revenues represented 27% of total product revenues for the current quarter and 33% for the comparable prior-year period. Other international product revenues were $35.4 million for the current quarter, an increase of 15% from $30.6 million for the comparable period in fiscal 1995. Other international product revenues represented 15% of total product revenues in the current quarter and 17% of total product revenues in the comparable prior-year period. The increase in domestic and European product revenues is primarily a result of Open CLARiiON shipments to these marketplaces.

     Product revenues of $464.4 million for the six months ended March 30, 1996 increased 27% from $365.2 million for the first six-month period of fiscal 1995. Domestic product revenues of $269.7 million for the first six-month period of the current year increased 37% from $197.1 million for the first six-month period of fiscal 1995. Domestic product revenues represented 58% of total product revenues in the current six-month period and 54% of total product revenues in the prior-year period. European product revenues of $128.6 million for the first six-month period of the current year increased 17% from $110.0 million for the first six-month period of fiscal 1995. European product revenues represented 28% of total product revenues in the current six-month period and 30% of total product revenues in the comparable prior-year period. Other international product revenues were $66.1 million for the current six-month period, compared with $58.1 million for the comparable period in fiscal 1995. Other international product revenues represented 14% and 16% of total product revenues for the current six-month and prior-year periods, respectively.

     Service revenues for the current quarter were $98.5 million, a decrease from $99.8 million in the comparable period of fiscal 1995. Domestic service revenues for the current quarter were $57.0 million, relatively unchanged from $56.5 million in the comparable prior-year period. European service revenues were $31.6 million, a decrease from $32.4 million for the comparable prior-year period. Other international service revenues for the current quarter were $9.9 million, a decrease from $10.9 million for the comparable prior-year period.

     Service revenues for the current six-month period were $198.4 million, compared to $200.8 million for the first six-month period of fiscal year 1995. For the current six-month period, domestic service revenues were $113.8 million, a slight increase from $113.0 million in the first six-month period of fiscal 1995. European service revenues for the current six-month period were $64.0 million, a slight decrease from $65.0 million reported for the first six-month period of fiscal 1995. Other international service revenues were $20.6 million for the current six-month period, a 10% decrease compared to $22.8 million reported for the first six-month period of fiscal year 1995.

     Cost of revenues increased to 67% of total revenues for the current quarter and current six-month period ended March 30, 1996, compared with 66% for the same periods in fiscal 1995. Cost of product revenues increased to 68% of product revenues for the current quarter and current six-month period, compared with 66% of product revenues for the same periods of the prior year. The increase in cost of product revenues was the result of increased sales volume of Open CLARiiON storage systems, which have lower relative gross margins because of the distribution channels in which they are sold, as well as continued price competition in the commercial server marketplace. Cost of service revenues was 65% of service revenues for the current quarter and current six-month period, compared with approximately 64% for the same periods in fiscal 1995. The company continues to see a shift in service revenues towards increased professional service sales, which yield a lower margin than traditional maintenance contract revenues.

     Research and development expenses for the current quarter were $23.9 million, a 22% increase from $19.6 million for the second quarter of fiscal 1995. Research and development expenses represented 7% of total revenues for both the current quarter and the same prior-year period. Research and development expenses for the current six-month period were $45.6 million, an 11% increase from $41.3 million for the same period of the prior-year.
The company continued to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. In the current six-month period, gross expenditures on research and development and software development before capitalization, were $60.1 million, an increase of 11% from $54.0 million for the comparable prior-year period.

    Selling, general, and administrative expenses for the current quarter were $78.2 million, a decrease of 10% from $87.1 million for the comparable quarter of fiscal 1995. Selling, general, and administrative expenses represented 23% and 31% of total revenues in the current quarter and in the comparable prior-year period, respectively. Selling, general, and administrative expenses for the current six-month period were $155.4 million, a decrease of 10% from $173.1 million for the prior-year period. The decrease in expenses was a result of ongoing cost reductions that the company had undertaken to maintain its competitive position. At March 30, 1996 the number of employees totaled 4,945, a reduction of approximately 85 and 640 employees from September 30, 1995 and March 25, 1995, respectively.

     Interest income for the current quarter was $1.8 million, a 31% decrease from $2.6 million for the comparable period of fiscal 1995, due to lower levels of invested cash. Interest expense for the current quarter was $3.4 million, a slight decrease from $3.5 million for the comparable period of fiscal 1995.

     The income tax provision for the current quarter was $1.0 million compared to $.5 million for the comparable prior-year period. The current year provision relates primarily to foreign and state taxes.



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

  19.    Second Quarter 1996 Interim Report of Data General Corporation.

 (b) No reports on Form 8-K were filed during the current quarter ended March 30, 1996



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DATA GENERAL CORPORATION
                                                (Registrant)

                                           /s/ Arthur W. DeMelle
                                        -----------------------------
                                              Arthur W. DeMelle
                                                Vice President
                                           Chief Financial Officer
                                           Chief Accounting Officer
Dated:  May  9, 1996



                                EXHIBITS

Index to Exhibits.


11.  Computation of primary and fully diluted earnings per share.

19.  Second Quarter 1996 Report of Data General Corporation.