Form 10-Q
period 1996-06-29
DATA GENERAL CORP
filed 1996-08-09
CIK 26999

--------------------------------------------------------------
       --------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549
                          ____________________

                               FORM 10-Q

(Mark one)

[  X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the quarterly period ended June 29, 1996
                                       -------------

OR

[    ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934
        For the transition period from _________________ to ________________

                        Commission File Number 1-7352
                        -----------------------------

                           Data General Corporation
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                             04-2436397
          -------------------------------    ------------------------------
          (State or other jurisdiction of    (I.R.S Employer Identification
          incorporation or organization)              Number)


4400 Computer Drive, Westboro, Massachusetts                  01580
- --------------------------------------------                ---------
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

                    Yes    X        No
                        -------        -------
Number of shares outstanding of each of the registrant's classes of common stock, as of July 26, 1996:

    Common Stock, par value $.01                      39,194,836
    ----------------------------                  -----------------
      (Title of each class)                       (Number of shares)



                      PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

   The condensed consolidated financial statements of Data General Corporation (the "company"), consisting of condensed consolidated statements of operations for the three and nine months ended June 29, 1996 and July 1, 1995, condensed consolidated balance sheets as of June 29, 1996 and September 30, 1995, condensed consolidated statements of cash flows for the nine months ended
June 29, 1996 and July 1, 1995, and the related notes to condensed consolidated financial statements, are incorporated herein by reference to pages 3 through 6 of the company's Third Quarter 1996 Interim Report. The Third Quarter 1996 Interim Report has been included as Exhibit 19 to copies of this Report filed with the Securities and Exchange Commission. Copies of the Interim Report may be obtained by written request to the company, Attn: Investor Relations, MS 9S, 3400 Computer Drive, Westboro, MA 01580 or through the company's world wide web site at: http://www.dg.com.


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Financial Condition

   Cash and temporary cash investments as of June 29, 1996 were $137.1 million, an increase of $19.9 million from the end of fiscal 1995. In addition, the company holds $34.9 million in marketable securities, a net decrease of $36.7 million during the current nine-month period primarily due to converting certain securities to cash and temporary cash investments. In total, cash, temporary cash investments and marketable securities decreased $16.8 million for the current nine-month period. The securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, as well as an equity security of $18.1 million recorded at fair market value and classified as available for sale. The unrealized gain on marketable securities of $16.8 million is recorded as a separate component of shareholders' equity. Net cash provided from operations for the nine months ended June 29, 1996 totaled $47.8 million; expenditures for property, plant, and equipment were $74.3 million; capitalized software development costs totaled $22.6 million; and cash provided from stock plans totaled $6.4 million. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $1.5 million.

   Net receivables were $259.1 million, an increase of $8.0 million from $251.1 million at fiscal year-end 1995 due primarily to increased revenues. Total inventories at June 29, 1996 were $127.7 million, an increase of $3.5 million from fiscal year-end 1995 levels primarily due to an increase in end-of-quarter inventory procurements. Fixed asset dispositions for the current nine-month period totaled $11.4 million, primarily due to the sale of demonstration equipment. Management expects that sales of demonstration equipment will continue. Less than 15% of the company's total net fixed assets relate to the company's proprietary ECLIPSE MV ("MV") family of products; these assets are primarily comprised of spare parts required to support the MV service base of over 19,000 installed units worldwide as well as those MVs which are serviced by third parties.

   The decrease of $16.8 million in accounts payable from fiscal year-end 1995 levels was attributed mainly to the timing of payments. Other current liabilities decreased $17.6 million from fiscal year-end 1995. This decrease was primarily a result of reduced employee related accruals and the payments made relating to the previously recorded restructuring accruals. Long-term debt, including the current portion of long-term debt, decreased a total of $3.0 million from fiscal 1995 year-end as a result of the company reacquiring a portion of its 8 3/8% Sinking Fund Debentures due in 2002.

   During fiscal years 1995 and 1994, the company recorded restructuring charges of $43 million and $35 million, respectively. No additional charges or material changes in estimates to prior provisions were recorded during the first nine-month period of fiscal 1996. The following table sets forth the company's restructuring activities for the nine-month period ended June 29, 1996. All charges, excluding asset writedowns and certain other charges, are cash in nature and funded from operations.



                                           NINE MONTHS ENDED
                         SEPT. 30, 1995      JUNE 29, 1996     JUNE 29, 1996
(in millions)               BALANCE             CHARGES           BALANCE
- ----------------------------------------------------------------------------
Provisions related
terminated employees         $13.9             $(10.0)             $ 3.9
Provisions for leases         17.4               (6.7)              10.7
Writedown of assets to be
sold or discarded and other    5.6               (4.3)               1.3
      Total                   ----             -------             -----
                             $36.9             $(21.0)             $15.9
                             =====             ======              =====




   During the first nine months of the current year the company substantially completed the employee terminations related to the 1995 restructuring charges. The remaining reserves at June 29, 1996 are for the remaining severance payments due to employees impacted by the restructuring actions. The charges and remaining provisions for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in Europe.

Results of Operations

   Total revenues for the quarter ended June 29, 1996 increased 15% to $323.2 million from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $197.8 million for the current quarter, a 27% increase from $156.3 million for the comparable period of fiscal 1995. Domestic revenues represented 61% of total revenues for the current quarter and 56% of total revenues for the third quarter of fiscal 1995. European revenues, including U.S. direct export sales into the European marketplace, were $78.3 million, a slight decrease from $79.2 million for the comparable period in fiscal 1995. European revenues represented 24% and 28% of total revenues in the current and prior-year periods, respectively. Other international revenues, including U.S. direct export sales, were $47.1 million for the current quarter, a 5% increase from $45 million for the comparable period in fiscal 1995. Other international revenues represented 15% of total revenues for the current quarter and 16% for the comparable prior-year period.

   Total domestic revenues of $581.4 million for the nine months ended June 29, 1996 increased 28% from $455.2 million for the first nine-month period of fiscal 1995. Domestic revenues were 59% of total revenues for the current nine-month period and 54% of total revenues for the comparable prior-year period. European revenues, including U.S. direct export sales into the European marketplace, were $270.9 million, an increase of 7% from $254.2 million for the comparable period in fiscal 1995. This increase is primarily a result of increased U.S. direct export sales. European revenues represented 27% and 30% of total revenues in the current nine-month and prior-year periods, respectively. Other international revenues, including U.S. direct export sales, were $133.7 million for the current nine-month period, a 2% decrease from $137.1 million for the comparable prior-year period. Other international revenues represented 14% and 16% of total revenues for the current nine-month period and the comparable prior-year period, respectively.

   Product revenues of $224.1 million for the current quarter ended June 29, 1996 increased 25% from the comparable prior-year period. Revenues of $112.2 million from the company's AViiON family of open systems server products increased 22% from the comparable period of the prior year. In the current quarter, the company experienced continued revenue growth of 54% in its Intel-based AViiON systems while experiencing a decline of 20% in the Motorola-based AViiON systems revenue as compared to the previous quarter.
The company expects the Motorola-based AViiON systems revenue will continue to decline. Product revenues from the company's Open CLARiiON storage systems increased 39% from the comparable prior-year period and accounted for 35% of total product revenues in the current quarter. Open CLARiiON product revenues in the third quarter of fiscal year 1996 decreased 19% compared with the second quarter of the current fiscal year. Open CLARiiON is sold primarily through the company's Original Equipment Manufacturer ("OEM") and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the company's customers. Open CLARiiON product revenues have been concentrated in a limited number of customers and for the current quarter, a significant portion of the company's Open CLARiiON product revenues were to a single OEM. The company believes the reduction of inventory levels of this customer during the recent quarter impacted Open CLARiiON product revenues. Open CLARiiON product revenues in any quarter may not be indicative of future Open CLARiiON product revenues. Proprietary MV system revenues declined $2.1 million from the same period in the prior-year and currently represent 4% of total product revenues compared to less than 7% for the comparable prior-year period. The company expects to see a continued decline in its proprietary MV product line as it completes its transition to Open systems. Product revenues from personal computers and peripheral equipment increased $3.9 million from the same period in the prior-year and represent 11% of total product revenues in both the current and comparable prior-year periods.

   Domestic product revenues, which were $140.6 million for the current quarter, increased 42% from $99.1 million for the comparable period in fiscal 1995. Domestic product revenues were 63% of total product revenues for the current quarter and 55% of total product revenues in the comparable prior-year period. The increase in domestic product revenues was primarily a result of increased Open CLARiiON shipments as well as increased shipments of the company's Intel-based AViiON systems. European product revenues were $47.8 million for the current quarter, a 3% increase from $46.4 million in the comparable prior-year period. European product revenues represented 21% of total product revenues for the current quarter and 26% for the comparable prior-year period. Other international product revenues were $35.7 million for the current quarter, an increase of 4% from $34.2 million for the comparable period in fiscal 1995. Other international product revenues represented 16% of total product revenues in the current quarter and 19% of total product revenues in the comparable prior-year period.

   Product revenues of $688.4 million for the nine months ended June 29, 1996 increased 26% from $544.9 million for the first nine-month period of fiscal 1995. Domestic product revenues of $410.3 million for the first nine-month period of the current year increased 44% from $284.9 million for the first nine-month period of fiscal 1995. Domestic product revenues represented 59% of total product revenues in the current nine-month period and 52% of total product revenues in the prior-year period. European product revenues of $176.4 million for the first nine-month period of the current year increased 13% from $156.5 million for the first nine-month period of fiscal 1995. European product revenues represented 26% of total product revenues in the current nine-month period and 29% of total product revenues in the prior-year period. Other international product revenues were $101.7 million for the current nine-month period, compared with $103.5 million for the comparable period in fiscal 1995. Other international product revenues represented 15% and 19% of total product revenues for the current nine-month and prior-year periods, respectively.

   Service revenues for the current quarter were $99.1 million, a slight decrease from $100.8 million in the comparable period of fiscal 1995. Domestic service revenues for the current quarter were $57.1 million, relatively unchanged from $57.2 million in the comparable prior-year period. European service revenues were $30.5 million, a 7% decrease from $32.8 million for the comparable prior-year period. Other international service revenues for the current quarter were $11.5 million, a 6% increase from $10.8 million for the comparable prior-year period.

   Service revenues for the current nine-month period were $297.6 million, compared to $301.6 million for the first nine-month period of fiscal 1995, reflecting a modest decline in service revenues as the mix of installed base service contracts changes from proprietary to open systems. For the current nine-month period, domestic service revenues were $171.0 million, a slight increase from $170.2 million in the first nine-month period of fiscal 1995. European service revenues for the current nine-month period were $94.5 million, a decrease from $97.7 million reported for the first nine-month period of fiscal 1995. Other international service revenues were $32.1 million for the current nine-month period, a decrease from $33.7 million reported for the first nine-month period of fiscal 1995.

   Cost of revenues decreased to 65% of total revenues for the current quarter compared with 68% for the comparable period in fiscal 1995. For the current nine-month period ended June 29, 1996, cost of revenues increased slightly to 67% compared with 66% for the comparable prior year period. Cost of product revenues decreased to 66% of product revenues for the current quarter and 67% for the current nine-month period, compared with 70% and 68% of product revenues, respectively, for the same periods of the prior year. The decrease in the cost of product revenues was the result of increasing volumes of higher margin Intel-based AViiON systems, manufacturing cost reductions and lower component pricing. The benefits of component price reductions may be temporary as market pressures impact the company's product pricing. Cost of service revenues was 65% of service revenues for both the current quarter and current nine-month period, compared with approximately 64% for the same periods in fiscal 1995. The company continues to see a shift in service revenues towards increased professional service sales, which yield a lower margin than traditional maintenance contract revenues.

   Research and development expenses for the current quarter were $25.8 million, a 13% increase from $22.8 million for the third quarter of fiscal 1995. Research and development expenses represented 8% of total revenues for both the current quarter and the comparable prior year period. Research and development expenses for the current nine-month period were $71.4 million, a 12% increase from $64.1 million for the same period of the prior-year. The company continued to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. In the current nine-month period, gross expenditures on research and development and software development before capitalization, were $94.0 million, an increase of 11% from $84.7 million for the comparable prior-year period.
The increase in research and development expenditures is being driven by investment in the next generation of CLARiiON products, the company's Non Uniform Memory Access (NUMA) architecture for high-end servers and products for the internet.

   Selling, general, and administrative expenses for the current quarter were $76.6 million, a decrease of 9% from $84.3 million for the comparable quarter of fiscal 1995. Selling, general, and administrative expenses represented 24% and 30% of total revenues in the current quarter and in the comparable prior-year period, respectively. Selling, general, and administrative expenses for the current nine-month period were $231.9 million, a decrease of 10% from $257.4 million for the comparable prior-year period. The decrease in expenses was a result of ongoing cost reductions that the company had undertaken to maintain its competitive position. At June 29, 1996 the number of employees totaled 4,875, a reduction of approximately 155 and 305 employees from September 30, 1995 and July 1, 1995, respectively.

   Interest income for the current quarter was $1.8 million, a 35% decrease from $2.8 million for the comparable period of fiscal 1995, due primarily to lower levels of invested cash. Interest expense for the current quarter was $3.3 million, a slight decrease from $3.4 million for the comparable period of fiscal 1995.

   The income tax provision for the current quarter was $1.0 million compared to $0.5 million for the comparable prior-year period. The current year provision relates primarily to foreign and state taxes.

   Statements concerning the company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the company's filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q for the third fiscal quarter, which ended June 29, 1996.



PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

   The company's patent infringement suit against IBM Corporation, and IBM's countersuit against the company, remain in the discovery stage in the United States District Court in Worcester, Massachusetts. See Part II, Item 1, "Legal Proceedings" to the company's Quarterly Report on form 10-Q for the quarter ended December 24, 1994. The company alleges, among other matters, that IBM's AS/400 CISC-based and System/390 computer product lines infringed certain of the company's patents.

   In May 1996, the company commenced an additional action against IBM in the United States District Court for the District of Massachusetts, in Worcester, Massachusetts, in which the company claims that several IBM products, including IBM's current AS/400 RISC-based computer product line, infringe up to five company patents. (Four of the five patents involved in this action are also involved in the proceedings initiated by the company against IBM in November 1994, described in the previous paragraph.) The suit seeks, among other relief, injunctive and compensatory damages.

   The company believes its claims are valid, but it cannot predict the outcome of either litigation.

Item 2.  Changes in Securities.

   On December 6, 1995, the company's Board of Directors extended the term of the company's Stockholders Rights Plan (the "Plan") to October 19, 2001. Also, the Plan was amended to confirm The Bank of New York as the "Rights Agent" under the Plan, replacing Morgan Shareholders Services Trust Company. Subsequently, the company and The Bank of New York executed a "Rights Agreement, dated as of October 3, 1986 and Renewed and Restated as of October 19, 1996" dated June 11, 1996 to record these changes, which was filed on June 27, 1996 as Exhibit 1 to Form 8-A/A. A copy of the Renewed and Restated Rights Agreement, as filed with said Form 8-A/A, is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

 (a)     Exhibits:

     4 (b) Rights Agreement, dated as of October 3, 1986 and Renewed and
           Restated as of October 19, 1996 between the company and The Bank of New York, as Rights Agent, previously filed as Exhibit 1 to the company's Form 8-A/A dated June 11, 1996, which is incorporated herein by reference.

    11.    Computation of primary and fully diluted earnings per share.

    19.    Third Quarter 1996 Interim Report of Data General Corporation.

 (b) No reports on Form 8-K were filed during the current quarter ended June 29, 1996.





                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









                                     DATA GENERAL CORPORATION
                                          (Registrant)





                                       /s/ Arthur W. DeMelle
                                    --------------------------
                                         Arthur W. DeMelle
                                          Vice President
                                      Chief Financial Officer
                                     Chief Accounting Officer








Dated:  August 8, 1996





                              EXHIBITS


Index to Exhibits.


11.  Computation of primary and fully diluted earnings per share.

19.  Third Quarter 1996 Report of Data General Corporation.