Form 10-K
period 1996-09-28
DATA GENERAL CORP
filed 1996-12-18
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 28, 1996
                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to __________________________

                          Commission File Number 1-7352
                         ------------------------------
                            Data General Corporation
             (Exact name of registrant as specified in its charter)

       Delaware                                     04-2436397
       --------                                     ----------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

4400 Computer Drive, Westboro, Massachusetts                     01580
--------------------------------------------                     -----
  (Address of principal executive offices)                     (Zip Code)

        Registrant's telephone number, including area code (508) 898-5000

           Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01                        New York Stock Exchange
                                                     London Stock Exchange
Preferred Stock Purchase Rights                     New York Stock Exchange
                                                     London Stock Exchange
7-3/4% Convertible Subordinated                     New York Stock Exchange
      Debentures Due 2001
8-3/8% Sinking Fund Debentures Due 2002              New York Stock Exchange
---------------------------------------              -----------------------
        (Title of each class)                  (Name of each exchange on which
                                                            registered)

        Securities registered pursuant to Section 12(g) of the Act: None
                     ---------------------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes ____X___ No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of common stock held by non-affiliates of the registrant, as of December 2, 1996: $600,917,294

Number of shares outstanding of each of the registrant's classes of common stock, as of December 2, 1996:

Common Stock, par value $.01                              39,730,000
----------------------------                              ----------
   (Title of each class)                              (Number of shares)


                      Documents incorporated by reference:

Parts I and II - Portions of  registrant's  Annual Report to  Stockholders for the year ended September 28, 1996.
Part III - Portions of  registrant's  Proxy  Statement  dated December 18, 1996.
================================================================================

AViiON, CLARiiON, DASHER, DESKTOP GENERATION, DG/UX, ECLIPSE, microNOVA, NOVA and WALKABOUT are registered trademarks, DG/ViiSION, NUMALiiNE, THiiN Line and DataGenie are trademarks, and VALLiiANT is a service mark of Data General Corporation.



All other brand and product names appearing in this publication are trademarks or registered trademarks of their respective holders.

                                     PART I

Item 1.  Business.

     Data General Corporation, incorporated in Delaware on April 15, 1968, develops and sells leading-edge computer systems and related technologies. The company's range of products and services includes multi-user computer systems; database servers; communications and networking servers; mass storage systems; workstations, desktop and portable systems; more than 15,000 application solutions offered in conjunction with various third-party firms; and a worldwide service and support network. As used herein, the terms "Data General" and the "company" mean Data General Corporation, and, unless otherwise indicated, its consolidated subsidiaries.

     Data General products are used for virtually all types of information processing applications, including database management, integrated information processing, distributed data processing, document imaging, office automation, transaction processing, communications, decision support, accounting and finance, health care information systems, manufacturing planning and control, human resources management, data warehousing, educational administration, testing, process control, and environmental monitoring. Other areas of use include computer aided engineering, scientific and laboratory research, medical instrumentation and imaging, signal analysis, data acquisition, instrumentation, monitoring, and control. The company's products are used in stand-alone applications and in networks.

     During the last decade, advances in microprocessor technology and the increasing availability of standards-based hardware and software have opened new markets for Data General products. These trends resulted in the introduction of networked computer systems, consisting of servers hosting PCs, terminals and other workstations. This computing architecture offers customers significant price/performance advantages over systems based on earlier architectures. In response to these trends, Data General developed the AViiON(R) open family of servers and the CLARiiON(R) family of storage systems. AViiON servers and CLARiiON storage products now form the core of Data General's computing business.

     The AViiON family of computer systems includes two series: the newest series of AViiON servers, introduced in 1995, based on Intel technology; and an earlier series, available since 1989, based on Reduced Instruction Set Computing
(RISC) microprocessors from Motorola. Intel technology based AViiON servers run the Microsoft Windows NT Server operating system; the DG/UX(TM) operating system, Data General's commercial implementation of the standard UNIX operating system; the SCO UnixWare System; and also run various other open operating systems. Motorola based AViiON servers run primarily the DG/UX operating system. In fiscal 1996, revenues from the AViiON family were approximately $460 million. Since AViiON shipments began in fiscal 1989, AViiON has progressed through several product generations and now has an installed base of nearly 38,000 systems.

     The company's CLARiiON mass storage devices are open systems disk arrays and other storage products for computers that run the UNIX operating system, Windows NT Server, and selected other operating systems. In 1991, Data General introduced its first RAID (Redundant Arrays of Inexpensive Disks) storage systems for AViiON servers. In 1992, the company expanded that product family, established the CLARiiON brandname, and made CLARiiON available for use on other computer systems. CLARiiON now supports a wide range of open systems computing platforms with a broad family of storage products ranging from disk arrays for the PC/local area network (LAN) market, to high-capacity, high-availability arrays for enterprise storage applications.

     "Open CLARiiON" products are available for use with systems from IBM, Digital Equipment Corporation, Sun Microsystems, Hewlett-Packard Company, Sequent Computer Systems, Inc. and Silicon Graphics, Inc., as well as with systems running Novell NetWare, NT, OS/2, and SCO UNIX. Open CLARiiON products are sold through systems integrators and distributors. However, the majority of CLARiiON revenues are derived through OEM (Original Equipment Manufacturer) relationships with major systems vendors and storage suppliers.

     In 1995, the company outlined its technology direction for providing high-performance systems based on Intel processors, Standard High Volume (SHV) servers and Cache Coherent Non-Uniform Memory Access (ccNUMA) architecture. The Intel-based AViiON computers began shipping in volume at the start of fiscal 1996. Data General is continuing to develop systems based on the NUMA architecture. This class of product will constitute a major extension of the high end of the AViiON product line and will enable customers to capitalize on their existing investments in applications written for SMP (symmetric multiprocessing) systems. Just as with the CLARiiON storage systems, the company intends that NUMA systems will also be sold through OEM relationships. The company formed the NUMALiiNE(TM) Business Unit in fiscal 1996 to take advantage of the NUMA OEM business opportunity.

     In June 1996, Data General announced that it was developing a new family of products for the Internet. The implementation of Internet technology within companies and organizations has become known as the "Intranet." While Intranets are following the client/server model that will continue to leverage traditional data processing systems including AViiON servers and CLARiiON storage systems, the Internet is defining a new form of computing driven by information access. Since storage and retrieval are the key tasks in Internet-driven computing, the traditional data processing architecture is not required. New products have already emerged, including "network computers" or "thin clients" dedicated to viewing information. Data General envisions the need for "network attached storage" dedicated to making information available at high speeds, and "thin servers" dedicated to managing groups of thin clients in offices, homes, classrooms, or anywhere groups of people need access to the Internet. To pursue this opportunity, Data General formed the THiiN(TM) Line Business Unit in 1996. It is anticipated that THiiN Line products will be brought to market in fiscal 1997 and will be sold mainly through alternative channels.

     Data General also has formed the VALiiANT(SM) Business Unit, a contract manufacturing operation, to take advantage of the company's world class manufacturing expertise and facilities. Data General was the first U.S. computer company to have its worldwide manufacturing operations gain ISO 9000 certification. By leveraging its existing manufacturing facilities, the company believes VALiiANT provides Data General with an opportunity to realize incremental revenues and profits.


Products and Services.

     More than 88 percent of Data General's fiscal 1996 product revenues were generated from the sale of AViiON servers and CLARiiON storage products. The balance of the company's product revenues are derived from personal computers and from a variety of older products which Data General continues to sell and support based on customer demand. These products include: 32-bit ECLIPSE(R) MV family systems; 16-bit ECLIPSE systems; DG/ViiSION(TM) personal computers; DASHER(R) family personal computers; WALKABOUT(R) notebook computer systems; DESKTOP GENERATION(R) systems; NOVA(R) systems; and microNOVA(R) microproducts.

     AViiON computers function as servers or as multi-user systems for a wide range of applications, from departmental and reseller solutions, to large commercial enterprises that need high availability systems to support large numbers of users, handle large volumes of transactions, and support large databases.

     The Intel-based AViiON product family includes systems based on Pentium Pro processors: the AV 4900 and AV 5900 enterprise servers; and the AV 3600, a high-end departmental and PC server that also functions as an enterprise server. The company also offers systems based on Pentium processors: the AV 2000 and AV 3000 deskside servers, and the AV 4800, and AV 5800 enterprise servers. The company's enterprise servers combine high performance with extensive reliability, availability and serviceability features typically found only on larger computers. Together with a highly scaleable and expandable design that leverages industry technology trends, these features make AViiON servers highly suitable platforms for business-critical commercial applications. The AV 2000 and AV 3000 are competitively priced deskside servers that are ideal for reseller applications as well as for use in departmental applications.

     The earlier Motorola-based AViiON product family ranges from high-performance, general-purpose systems and servers to entry-level workstations. The AV 10000 includes up to 32 processors and employs NUMA architecture features. AViiON AV 9500 servers include models with up to 16 processors. The AV 8500 server series is a mid-range line which offers from two- to eight-processor systems. These office-package systems can be used to integrate networks of personal computers, providing users with services like communications, resource sharing, office and imaging applications, and databases. The AV 5500 and AV 4500 systems are flexible and expandable enterprise servers in deskside packaging. The AV 450 and AV 550 workstations are designed for commercial applications, such as geographical information systems and software development.

     Intel processor-based AViiON servers run the Microsoft Windows NT Server operating system, SCO UnixWare, and the company's DG/UX operating system. DG/UX, Data General's version of the UNIX operating system, runs on all AViiON servers. DG/UX is a sophisticated, commercial implementation of the UNIX System V Release 4 operating system. Data General has been enhancing DG/UX for over a decade to provide a state-of-the-art platform for running core business applications. DG/UX provides a robust file system, open connectivity, comprehensive systems and storage management, standards compliance, and high levels of applications scalability. DG/UX allows the clustering of AViiON systems enabling resource sharing, higher levels of availability, and easier system administration. DG/UX is also the first UNIX based operating system capable of meeting federal B2 level security requirements, the most demanding security within the military/intelligence community. Data General also makes this capability available for security conscious commercial customers.

     The CLARiiON family of mass storage subsystems is based on Redundant Array of Inexpensive Disk (RAID) technology, providing an architecture that speeds access to data while safeguarding it. Individual CLARiiON chassis can accommodate different numbers of disk drives, each SCSI disk drive having a capacity up to 9.0 GB (billions of characters). Higher capacity disk drives can be accommodated as they become available in the marketplace. Multiple CLARiiON chassis can be combined in rackmount and multiple rackmount configurations to achieve projected data storage of several terabytes. The drives are combined with an intelligent I/O processor, which manages the array subsystem's operations, and cache which provides improved performance. By utilizing RAID technology, a portion of CLARiiON's disk resources is dedicated to data redundancy. While individual drives may fail occasionally, the array system remains operational and access to data continues, while the failed disk is repaired or replaced. CLARiiON subsystems can be repaired while under power. Each disk module comes in a specially designed carrier that can be removed from its array group without disturbing data access.

     ECLIPSE MV systems are 32-bit computers using custom-designed VLSI (very large scale integration) chips which utilize a more powerful instruction set than earlier 16-bit ECLIPSE and NOVA systems, enabling the execution of most programs that operate on the earlier systems.

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

     Data General also offers its customers a wide range of applications software solutions for both open and traditional systems. The company's relationships with systems integrators, software suppliers, and industry-specific Value Added Resellers (VARs) provide a growing presence worldwide in many specialized markets. The company's Intel-based AViiON systems are capable of running more than 15,000 applications from leading suppliers of databases, languages, office automation and industry application packages. This collection of software includes many products which can be used by customers who are migrating data processing or data management tasks from mainframe computers. To meet the specific market requirements, the company works with more than 1,000 VARs and distributors worldwide.

     Data General's communications architecture is based upon the implementation of both international and de facto standards in the data communications and networking field. Data General now supports de facto standards such as TCP/IP (Transmission Control Protocol/Internet Protocol), SNA (IBM's Systems Network Architecture), Novell IPX/SPX, DECnet, AppleTalk, Async, and Bisync protocols, among others. Formal standards support includes OSI (Open Systems Interconnection), GOSIP (Government Open Systems Interconnection Profile), ISDN (Integrated Services Digital Network), CMIP/CMIS for network management, and numerous others. Data General is able to integrate mainframes, minicomputers and various desktops (UNIX workstations, Macintosh, R , Async terminals, X-terminals, Windows and DOS PCs) using a wide range of communications products and services. Data General can help customers integrate their filing systems (Novell, LAN Manager, NFS(R)), take advantage of UNIX print services, run UNIX applications and unify their offices using network products such as mail, electronic data interchange, and the like. Further, customers can create cooperative program environments (client/server) through the use of various open communications interfaces provided by Data General such as API LU 6.2, 0, 1, 2, 3, (for IBM environments), SPX for Novell, and TLI (for TCP/IP, OSI, and LAN Manager environments). This set of communications capabilities enables Data General systems to be incorporated in a variety of networks that include systems and equipment manufactured by the company and by many other vendors.

     The total purchase price of any computer system varies depending upon the processing power, size of main memory and storage capacity, and upon the types and quantities of accessory, peripheral controller subassembly, and peripheral equipment ordered. Prices of the company's various products range from less than $500 to over $1,000,000. Dollar volume discounts are offered on most products sold by the company. New products and revisions to existing products have resulted in improved price/performance ratios.

     The company extends a limited service and/or parts warranty on substantially all equipment sold and offers several types of maintenance services and contracts at additional charges. Warranty and other maintenance services are generally performed by service employees located in various offices throughout the world. The company offers a mail-in parts exchange and repair service and a cooperative maintenance program for qualified organizations, VARs, and other customers capable of performing maintenance services. The cooperative program includes spare parts, back-up support, depot service, diagnostics, training, documentation, tools and test equipment, and service planning and support. Data General supports thousands of products made by other vendors. The company also offers an On-line Information Service, which provides customers with immediate access to support information and personnel.

     The company provides various services related to the installation and operation of its computer systems and software. Systems engineers provide systems and software installation support. The company's Professional Services organization provides a broad array of systems design, applications development and consulting services. The Special Systems group designs custom hardware products under contract to individual customers. Customer training related to systems and software sold by the company is provided at company training facilities in various locations throughout the world or at the customer's own facilities.

     For the fiscal year ended September 28, 1996, product revenues were 70% of consolidated total revenues and service revenues were 30% of consolidated total revenues, and for the fiscal years ended September 30, 1995, and September 24, 1994, product revenues were 65% of consolidated total revenues and service revenues were 35% of consolidated total revenues.


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

     Data General uses several third-party distribution channels, including OEMs, VARs, and distributors. OEMs include companies that incorporate Data General computers and CLARiiON storage systems into their product lines for resale to the end user. VARs add applications software to the computer systems purchased from the company before reselling them, and may provide assistance in installing and maintaining the systems. Distributors meet customer needs by stocking Data General products, including systems, servers, workstations, personal computers and storage systems products for immediate off-the-shelf delivery.

     The company provides lease financing through various leasing and financing programs arranged with third parties. Data General Leasing provides flexible financing programs for all Data General products, as well as third party hardware, software and services. These programs are available worldwide for resellers, distributors and end users.

     The largest single customer during fiscal 1996 was Hewlett-Packard Company which purchases CLARiiON storage systems for resale to its customers. Hewlett-Packard Company accounted for 15% of consolidated total revenues in fiscal 1996. The company did not have any other customers with revenues exceeding 10% of the company's consolidated total revenues during fiscal 1996. The company's business is not subject to any unusual seasonal fluctuations.

     The company generally attempts to minimize the time from receipt of a customer's order to shipment and virtually no orders are booked with shipment dates in excess of one year from the date of order. As the company's product mix shifts more towards industry-standard systems, it is anticipated that the average time from order date to shipment date will further decrease. In addition, a substantial portion of the orders received by the company are subject to cancellation without significant penalty, at the option of the customer, at any time prior to shipment. Therefore, the company believes that disclosure of its backlog would not contribute to an understanding of the company's business.


Organization and Structure.

     The company's Worldwide Sales and Marketing operations are responsible for direct sales, mass merchandising, reseller channels, and related marketing activities. Sales divisions are structured to cover the following major geographic areas: the United States, Canada, Latin America, Europe, and Asia/Pacific. Worldwide Channel Sales is responsible for developing and maintaining sales alliances with value-added resellers, independent software vendors, and distributors, and for the Data General Plus sales activities in the U.S. which support sales to the installed base of customers. The Worldwide Healthcare Division is responsible for sales and marketing activities in the healthcare market. The company's corporate marketing activities are focused primarily on the AViiON family of computer systems and related software solutions, and on specific market opportunities, such as Windows NT Server, Secure Internet Servers, and PICK/UNIX-based systems.

     The CLARiiON Business Unit is responsible for development of the company's CLARiiON family of open mass storage products, and for developing channels and partnerships for sales of Open CLARiiON.

     The NUMALiiNE Business Unit was formed in fiscal 1996 to build OEM relationships and take advantage of the market opportunity for systems based on the NUMA architecture.

     The THiiN Line Business Unit was formed in fiscal 1996 to develop and market Internet appliances, including thin servers, network attached storage, and information servers.

     The Services organization encompasses Customer Service (field engineering and other technical services) and Professional Services including Educational Services, which provides customers worldwide with complete services to design, implement, and support commercial computing environments.

     Manufacturing and Corporate Quality is responsible for producing Data General systems; for procuring associated components, subassemblies, peripherals, and various other products which are incorporated into Data General systems or sold under the Data General label; for the operation of the VALiiANT contract manufacturing business unit; and for overall corporate quality assurance.

     The  Finance   organization   includes  the   Controller,   the  Treasurer,
Information Management, Legal, Investor Relations, Property Management, and Human Resources functions.

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

     In a few instances, the company is dependent upon certain vendors for the manufacture of significant components of its server and mass storage systems. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments. With respect to sole-sourced materials, the company has not experienced any problems relative to the timeliness of product availability or quality matters. To protect against such problems, however, the company has generally implemented special inventory plans for these components. These plans are designed to ensure that, if the sole-sourced supplier were unable to meet the company's requirements, there would be sufficient inventory available to cover the time required to re-engineer the product or develop an alternative source of supply.


Patents.

     In November, 1994 and in May, 1996, the company commenced patent infringement litigation against International Business Machines Corporation charging infringement of certain of the company's patents (See "Item 3. Legal Proceedings", below). Although the company believes its claims are valid, it cannot predict the outcome of the litigation. Should the company prevail in the litigation, such patents could play a significant role in the conduct of its business and accordingly would be material. The company believes that most of its remaining patents do not presently play a significant role in the conduct of its business or in its industry in general and most patents, granted or which may be granted to it, while anticipated to be of value, are not expected to be of material significance. The company also owns certain copyrights, trademarks and proprietary information.

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

Competition.

     The computer industry has been characterized by rapid technological change, product improvement, and price reductions. During fiscal 1996, the company experienced revenue growth in the U.S., Europe, and from other international geographies. Product revenues increased 22%, driven by strong growth in the Open CLARiiON line of mass storage devices, and renewed growth in AViiON servers. The company believes that the transition to Intel-based AViiON servers is progressing smoothly. Data General's future may be adversely affected by new technology developed by others or by price reductions initiated by competitors. Some of the company's competitors are larger companies and have substantially greater resources than the company. The company also competes with a number of smaller manufacturers. The company believes that it is a significant manufacturer of multi-user computer systems, servers, and mass storage devices for commercial applications.

     The company's AViiON systems have become increasingly competitive since they were introduced in fiscal 1989 as more applications were ported to the platform and new product introductions added to the depth of the product family. AViiON systems compete favorably with standards-based systems from other industry-leading vendors based upon a wide range of features and performance; the ability to run multiple operating systems, including Windows NT Server, the company's DG/UX operating system, and SCO UnixWare; and the availability of an extensive range of applications software.

     AViiON systems also compete favorably as a result of their ability to connect with a variety of desktop systems manufactured by the company and by other vendors. The company's worldwide service and support capability, which includes service for certain products manufactured by other vendors (such as PCs and workstations), also enhances the competitive strength of the company's product families.

     The company believes that its CLARiiON product was the first open, RAID-based mass storage product. This product supports UNIX-based computers from IBM, Digital Equipment Corporation, Sun Microsystems, Hewlett-Packard Company, Sequent Computer Systems, Inc. and Silicon Graphics, Inc., as well as with systems running on Novell NetWare, NT, as well as Data General systems. The company believes no other vendor is shipping a product that offers the high availability data access features and performance characteristics of CLARiiON mass storage arrays.


Research and Development.

     The company believes that if it is to compete successfully in the industry it will require a continuing commitment to research and development. Research and development expenses were $98.0 million in fiscal 1996, $85.9 million in fiscal 1995, and $90.8 million in fiscal 1994. Research and development work contracted to third parties during fiscal 1996 was insignificant. During fiscal 1996, the company focused its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices, including related software and services. This includes development work on systems based on NUMA architecture for future high-end computer systems, and work on servers and storage systems for future Internet applications.

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


Employees.

     The company had approximately 4,900 employees as of September 28, 1996, compared with 5,000 employees as of September 30, 1995, and 5,800 employees as of September 24, 1994. The net decrease in employees resulted from various restructuring programs undertaken to reduce the company's infrastructure. Additional information on the company's restructuring programs is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 of "Notes to Consolidated Financial Statements" in the company's Annual Report to Stockholders for the fiscal year ended September 28, 1996. The "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been incorporated by reference into Item 7 of Part II of this Report. The "Notes to Consolidated Financial Statements" have been incorporated by reference into Item 8 of Part II of this Report.

     The company's employees are not covered under any collective bargaining agreements, and the company has not experienced any significant labor problems. The company believes that its relationship with its employees is good.


International Operations.

     Foreign business is conducted through company owned subsidiaries and through a network of representatives and distributors. International revenues, including U.S. direct export sales, amounted to approximately 40% of consolidated total revenues in fiscal 1996, and 45% and 44% of consolidated total revenues in fiscal 1995 and 1994, respectively. The majority of Data General's international revenues are derived from western Europe, Asia and Canada. In view of the locations and diversification of its international activities, the company does not believe that there are any special risks beyond the normal business risks attendant to activities abroad. The company maintains a hedging program to minimize its exposure to foreign currency fluctuations. Additional information relating to the company's international operations, including financial information by major geographic area, is included in "Note
12. Geographic Segment Data" on page 29 of the company's Annual Report to Stockholders for the fiscal year ended September 28, 1996.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Data General desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this information in Form 10-K. The company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the company's actual results and could cause the company's actual consolidated results in the future to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the company.

     Period to Period Fluctuations. The company's operating results may fluctuate for a number of reasons. The company has short delivery cycles and as a result does not a have a large order backlog. This uncertainty is compounded because each quarter's revenue results predominantly from orders booked and shipped during the last month of the quarter, often disproportionately in the latter half of that month. Because the company plans its expenses, many of which are relatively fixed in the short-term, on the basis that its revenues will continue to grow, even a relatively small revenue shortfall may cause period results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors including lower than expected demand, supply constraints, delays in the availability of new products, transit interruptions, overall economic condition or natural disasters.

     OEM Inventory Positions. The company has experienced significant growth in its Open CLARiiON storage business which has become a substantial portion of the company's product revenues. Open CLARiiON is sold primarily through the company's Original Equipment Manufacturers ("OEM") and distributor channels; thus sales in any given period are subject to customer sales cycles and inventory practices. Due to the fact that Open CLARiiON revenues have been concentrated in a limited number of customers, changes in OEM inventory levels and the impact of their sales cycles could have a substantial impact on operating results for a given period. A single customer during fiscal 1996 accounted for 15% of consolidated revenues.

     New Product Development and Marketing. The computer industry is highly competitive and requires very short time-to-market life-cycles which increase the complexity and risk of new product development and introduction. Any difficulties or delays in the development, production, testing or marketing of products, or the failure of customers to accept these products or technologies as planned, could materially affect the actual results of the company.

     Product Transition. The industry in which the company operates is one of constantly advancing technology. As new products are developed, some customers may postpone purchase of products while waiting for new products to be available. These purchase delays may cause revenues and operating results to be lower during the period of product transition.

     Development and Acceptance of new ccNUMA Architecture. The company is currently working with Dolphin Interconnect Solutions, Inc. to develop a standard interconnect technology for large-scale computing. The company is also working with Intel Corporation to promote the technology, which the company believes will allow companies throughout the computer industry to link multiple Intel SHV (Standard High Volume) servers into commercial systems that will perform at levels beyond current high-performance systems. Any delays or failures in the development, marketing or acceptance of this new technology could have a material impact on the expected revenue growth of the company's AViiON Open systems business.

     Software Development. The company continues to make significant investments in software development efforts to ensure that its products are competitively positioned in the commercial computer marketplace. The amount of expenditures that qualify for capitalization under SFAS 86 (Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed) may vary from period to period as software projects progress through the development life-cycle. These variations could impact the operating results in any given period.

     International Operations. Because a significant portion of the company's revenue is from sales outside of the United States, the company's results could be negatively affected by such factors as changes in foreign currency exchange rates (international sales are generally denominated in foreign currencies, while the company accounts are in U.S. dollars), trade protection measures, longer accounts receivable patterns, changes in regional or worldwide economic or political conditions, or natural disasters.

     Suppliers. In a few instances, the company is dependent upon certain vendors for the manufacture of significant components of its server and mass storage systems. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments. In addition, the company is part of an industry that is increasingly reliant upon the timely supply of commodity components which are integrated with proprietary technologies to create commercial computer solution products. Any difficulties in obtaining raw materials, supplies, third party products, and any other items needed for the production of computer and storage systems could impact the ability of the company to ship its products in any given period.

     Manufacturing Operations. Over the last several years, the company has consolidated its various manufacturing operations into three facilitates in Apex, North Carolina; Southboro, Massachusetts; and Manila, Philippines. As a result of this consolidation, most of the company's assembly, test and systems integration operations are performed at the Apex facility. The company's ability to ship products would be adversely affected and operating results would be materially impacted were the Apex facility not able to operate at required levels due to a business interruption such as a power failure or natural disaster.

     Legal Proceedings. The costs, settlements and other effects of legal and administrative cases, proceedings and investigations, claims, by or against Data General, relating to intellectual property rights and intellectual property licenses may have an impact upon the operating results of the company.

     Competition in the Computer Industry. The computer industry is highly competitive with rapid technological advances in performance and functionality. Many of the company's competitors have substantially greater financial, technical, and marketing resources as well as larger installed customer bases and a wider range of available software applications. The intense competitive pressure in the industry could impact pricing, and therefore the operating results of the company, in any given period.


Item 2.  Properties.

     The company's executive offices are located in Westboro, Massachusetts. Manufacturing, research and development, service, marketing, and administrative support facilities are located in various states and countries throughout the world. All buildings are modern, air conditioned, and suitable and adequate for the present activities of the company. Substantially all manufacturing equipment is owned by the company and is well maintained.

     In September 1996, the company sold its facility in Milford, Massachusetts. In February 1996 the company also sold its facility in Woodstock, Connecticut. Additional information regarding the company's principal plants and properties is included under the heading "Facilities" on page 31 of the company's Annual Report to Stockholders for the fiscal year ended September 28, 1996.

Item 3.  Legal Proceedings.

     The company's patent infringement suit against IBM Corporation commenced in November 1994, and IBM's countersuit against the company, remain in the discovery stage in the United States District Court in Worcester, Massachusetts. See Part II, Item 1, "Legal Proceedings" to the company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994. The company alleges, among other matters, that IBM's AS/400 CISC-based and System/390 computer product lines infringe certain of the company's patents, and seeks, among other relief, compensatory damages. IBM's countersuit alleges that certain of the company's AViiON and CLARiiON products infringe various IBM patents.

     In May, 1996, the company commenced an additional patent infringement suit against IBM in the United States District Court for the District of Massachusetts, in Worcester, Massachusetts. See Part II, Item 1, "Legal Proceedings" to the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996. The company alleges, among other matters, that several IBM products, including IBM's AS/400 RISC-based computer product line, infringe certain of the company's patents and seeks, among other relief, injunctive and compensatory damages.

     The company believes its claims are valid, but it cannot predict the outcome of either litigation.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.


Executive Officers of the Registrant.

     Frederick R. Adler(1), Age 70, Chairman of the Executive Committee of the Board of Directors since July 1982; Secretary of the company from 1968 to July 1982; retired senior partner in the law firm of Fulbright & Jaworski L.L.P., and senior partner of such firm for more than five years; managing director of Adler & Company, a venture capital investment firm, and a general partner of its related investment funds for more than five years; former managing general partner of Adler & Shaykin, a leveraged buyout firm, for more than five years.

     Ronald L. Skates(1), Age 55, President and Chief Executive Officer of the company since November 1989; Executive Vice President and Chief Operating Officer of the company from August 1988 to November 1989; Senior Vice President of the company from November 1986 to August 1988; Chief Financial Officer of the company from November 1986 to August 1987; Partner, Price Waterhouse from July 1976 to November 1986.

     J. Thomas West, Age 57, Senior Vice President of the company since November 1988; Vice President of the company from September 1983 to November 1988.

     William J. Cunningham, Age 58, Senior Vice President of the company since November 6, 1996; Vice President of the company from August 1989 to October 1996; prior positions at Apollo Computer Inc. included Vice President and General Manager, Manufacturing and Research and Development, from October 1988 to June 1989; and Vice President and General Manager, Manufacturing and Distribution, from September 1987 to September 1988; Vice President, U.S. Manufacturing, for Honeywell Bull from March 1986 to September 1987.

     Arthur W. DeMelle, Age 56, Senior Vice President of the company since November 6, 1996; Vice President of the company from March 1992 to October 1996 and Chief Financial Officer of the company since March 1992; prior positions included Senior Vice President of Finance and Administration at Chep USA from November 1989 to March 1992; Executive Vice President and Chief Financial Officer at Emery Air Freight Corporation from April 1987 to May 1989; and Executive Vice President and Chief Financial Officer at Purolator Courier Corporation from July 1980 to April 1987.

     Joel Schwartz, Age 54, Senior Vice President of the company since November 6, 1996; Vice President of the company from February 1989 to October 1996; President and Chief Operating Officer of Polygen Corp. from August 1986 to February 1989.

     William L. Wilson, Age 52, Senior Vice President of the company since November 6, 1996; Vice President of the company from March 1994 to October 1996; prior positions with International Business Machines Corporation including Assistant General Manager for Marketing - Enterprise Systems from 1992 to 1993, General Manager of IBM's Integrated Systems Solutions Corporation (ISSC) from 1990 to 1992, and Marketing and Sales Director for U.S. Marketing Services from 1989 to 1990.

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




(1) Member of Board of Directors and Executive Committee thereof.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

     The information contained under the headings "Stock Price Range" on page 30; and "Number of Stockholders," "Dividend Policy," and "Stock Exchange Listing" on page 33 of the company's Annual Report to Stockholders for the fiscal year ended September 28, 1996 is incorporated herein by reference.


Item 6.  Selected Financial Data.

     The information contained under the heading "Five Year Summary of Selected Financial Data" on page 10 of the company's Annual Report to Stockholders for the fiscal year ended September 28, 1996 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 15 of the company's Annual Report to Stockholders for the fiscal year ended September 28, 1996 is incorporated herein by reference. This information should be read in conjunction with the related consolidated financial statements incorporated by reference under Item 8.


Item 8.  Financial Statements and Supplementary Data.

     The information contained in the consolidated financial statements, notes to consolidated financial statements, and report of independent accountants, under the heading "Quarterly Financial Data (Unaudited)," and "Facilities," on pages 16 through 31 of the company's Annual Report to Stockholders for the fiscal year ended September 28, 1996 is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

     The information contained under the heading "Proposal No. 1 - Election of Seven Directors" on pages 3 through 5 of the company's Proxy Statement dated December 18, 1996 is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I hereof.


Item 11.  Executive Compensation.

     The information contained under the headings "Summary Compensation Table", "Option Grants in the 1996 Fiscal Year", "Option Exercises in the 1996 Fiscal Year and Fiscal Year-End Option Values", "Compensation Pursuant to Plans", "Employee Agreements" and "Compensation of Directors" on pages 6 through 17 of the company's Proxy Statement dated December 18, 1996 is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the heading "Beneficial Ownership of Common Stock" and in the second paragraph and related table under the heading "Proposal No. 1 - Election of Seven Directors" on pages 3 through 5 of the company's Proxy Statement dated December 18, 1996 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     Not applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

         (a) 1 and 2.  Index to financial statements and related schedule:

                                                                            Page
Five year summary of selected financial data . . . . . . . . . . . . . . .  10*
Management's discussion and analysis of financial condition and results of operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11*
Consolidated balance sheets at September 28, 1996 and September 30, 1995 . 17* For fiscal years ended September 28, 1996, September 30, 1995, and
September 24, 1994:
          Consolidated statements of operations  . . . . . . . . . . . . .  16*
          Consolidated statements of cash flows  . . . . . . . . . . . . .  18*
          Consolidated statements of stockholder's equity  . . . . . . . .  19*
Notes to consolidated financial statements . . . . . . . . . . . . . . .  20-29*
Report of independent accountants  . . . . . . . . . . . . . . . . . . . .  30*
Supplemental financial information . . . . . . . . . . . . . . . . . . . .  30*
Facilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  31*
Report of independent accountants on financial statement schedules . . . .  21
Financial statement schedule:
          Schedule II - Valuation and qualifying accounts . . . . . . . . . 22


         The financial statement schedule should be read in conjunction with the financial statements in the 1996 Annual Report to Stockholders. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

----------------------

* Page references are to the 1996 Annual Report to Stockholders. The 1996 Annual Report to Stockholders is not to be deemed filed as part of this Report except for those parts thereof specifically incorporated by reference into this Report.

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

     (b) Rights Agreement Renewed and Restated as of October 19, 1996 between the company and The Bank of New York, as Rights Agent, previously filed on June 27, 1996, as Exhibit 1 to the company's Amendment to Registration Statement on Form 8-A/A, which is incorporated herein by reference.

     (c) Indenture, dated as of June 1, 1991, between the company and Fleet National Bank, as Trustee, which relates to the company's 7-3/4% Convertible Subordinated Debentures due 2001, previously filed as Exhibit 4(d) to Amendment No. 2 to the company's Registration Statement on Form S-3 (No. 33- 40817), which is incorporated herein by reference.

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

     (p) Form of Amendment dated September 1, 1993, to various Employment Agreements between the company and its full-time officers, previously filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

     (q) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the company and its highly compensated employees, previously filed as Exhibit 10(x) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (r) Form of Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the company and it's current president and Chief Executive Officer, previously filed as Exhibit 10(y) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (s) 1994 Employee Director Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

     (t) Form of 1994 Non-Employee Director Stock Option Agreement, previously filed as Exhibit 10(bb) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (u) Form of Letter of Credit and Reimbursement Agreement dated as of December 21, 1994, previously filed as Exhibit 10 to the company's' Quarterly Report on Form 10-Q for the quarter ended December 24, 1994, which is incorporated herein by reference.

     (v) Employee Qualified Stock Purchase Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53041, which is incorporated herein by reference.

     (w) Employee Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-58237, which is incorporated herein by reference.

     (x) Amendment dated October 9, 1995 to Letter of Credit and Reimbursement Agreement, changing the Consolidated Tangible Net Worth limitation, previously filed as Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

     (y) 1996 Fiscal Year Bonus Opportunity for Chief Executive Officer, previously filed as Exhibit 10(ee) to the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

     (z) Amendment dated December 10, 1995 to Letter of Credit and Reimbursement Agreement.

11.  Computation of primary and fully diluted earnings per share.

13. Annual report to stockholders for the fiscal year ended September 28, 1996, certain portions of which have been incorporated herein by reference.

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

                                              DATA GENERAL CORPORATION
                                                     (Registrant)

                                        By:    /s/ Ronald L. Skates
                                           --------------------------------
                                                   Ronald L. Skates
                                         President and Chief Executive Officer

December 18, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                            Title                    Date

  /s/ Ronald L. Skates               President and Chief
-------------------------------
      Ronald L. Skates               Executive Officer;        December 18, 1996
                                          Director

 /s/ Frederick R. Adler             Chairman of Executive
-------------------------------
     Frederick R. Adler             Committee of Board of      December 18, 1996
                                     Directors: Director

 /s/ Arthur W. DeMelle              Senior Vice President
-------------------------------
     Arthur W. DeMelle            Chief Financial Officer;     December 18, 1996
                                  Chief Accounting Officer

/s/Ferdinand Colloredo-Mansfeld           Director             December 18, 1996
-------------------------------
   Ferdinand Colloredo-Mansfeld

  /s/ John G. McElwee                     Director             December 18, 1996
-------------------------------
      John G. McElwee

/s/ Donald H. Trautlein                   Director             December 18, 1996
-------------------------------
    Donald H. Trautlein

 /s/ Richard L. Tucker                    Director             December 18, 1996
-------------------------------
     Richard L. Tucker

/s/ W. Nicholas Thorndike                 Director             December 18, 1996
-------------------------------
    W. Nicholas Thorndike

                            DATA GENERAL CORPORATION

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Data General Corporation

     Our audits of the consolidated financial statements referred to in our report dated October 30, 1996 appearing on page 30 of the 1996 Annual Report to Stockholders of Data General Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/Price Waterhouse LLP

PRICE WATERHOUSE LLP

Boston, Massachusetts
October 30, 1996




                                                                                     SCHEDULE II

                            DATA GENERAL CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                              Balance at
                                              Previous                                Balance at
                                              End of Year  Additions    Deductions    End of Year
                                              -----------  ---------    -----------   -----------


Description
SEPTEMBER 28, 1996:
Allowance for doubtful accounts .............   $ 14,079   $ 10,276 (a) $ (9,875) (b)  $ 14,480
Valuation allowance on deferred tax asset (c)    201,255     19,827      (17,065)       204,017

SEPTEMBER 30, 1995:

Allowance for doubtful accounts .............     13,752     10,197 (a)   (9,870) (b)    14,079
Valuation allowance on deferred tax asset (c)    209,936      1,008       (9,689)       201,255

SEPTEMBER 24, 1994:

Allowance for doubtful accounts .............     12,992      9,919 (a)   (9,159) (b)    13,752
Valuation allowance on deferred tax asset (c)       --      209,936         --          209,936


------------------------------------------------------------------------------------------------
(a)  Charged to costs and expenses.
(b)  Accounts deemed uncollectable.
(c)  SFAS 109 "Accounting for Income Taxes" adopted September 26, 1993.

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

     (b) Rights Agreement Renewed and Restated as of October 19, 1996 between the company and The Bank of New York, as Rights Agent, previously filed on June 27, 1996, as Exhibit 1 to the company's Amendment to Registration Statement on Form 8-A/A, which is incorporated herein by reference.

     (c) Indenture, dated as of June 1, 1991, between the company and Fleet National Bank, as Trustee, which relates to the company's 7-3/4% Convertible Subordinated Debentures due 2001, previously filed as Exhibit 4(d) to Amendment No. 2 to the company's Registration Statement on Form S-3 (No. 33- 40817), which is incorporated herein by reference.

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

     (p) Form of Amendment dated September 1, 1993, to various Employment Agreements between the company and its full-time officers, previously filed as Exhibit 10(u) to the company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

     (q) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the company and its highly compensated employees, previously filed as Exhibit 10(x) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (r) Form of Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the company and it's current president and Chief Executive Officer, previously filed as Exhibit 10(y) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (s) 1994 Employee Director Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

     (t) Form of 1994 Non-Employee Director Stock Option Agreement, previously filed as Exhibit 10(bb) to the company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (u) Form of Letter of Credit and Reimbursement Agreement dated as of December 21, 1994, previously filed as Exhibit 10 to the company's' Quarterly Report on Form 10-Q for the quarter ended December 24, 1994, which is incorporated herein by reference.

     (v) Employee Qualified Stock Purchase Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-53041, which is incorporated herein by reference.

     (w) Employee Stock Option Plan, Appendix A to the prospectus included in the company's Registration Statement on Form S-8, Registration Number 33-58237, which is incorporated herein by reference.

     (x) Amendment dated October 9, 1995 to Letter of Credit and Reimbursement Agreement, changing the Consolidated Tangible Net Worth limitation, previously filed as Exhibit 10(dd) to the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

     (y) 1996 Fiscal Year Bonus Opportunity for Chief Executive Officer, previously filed as Exhibit 10(ee) to the company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

     (z) Amendment dated December 10, 1995 to Letter of Credit and Reimbursement Agreement.

11.  Computation of primary and fully diluted earnings per share.

13. Annual report to stockholders for the fiscal year ended September 28, 1996, certain portions of which have been incorporated herein by reference.

21.  Subsidiaries of the registrant.

23.  Consent of independent accountants.

       Exhibits, other than those incorporated by reference, have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the company will be provided with copies of these exhibits upon written request to the company.