Form 10-Q
period 1996-12-28
DATA GENERAL CORP
filed 1997-02-06
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               --------------------

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 28, 1996
                                                    -----------------
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  transition  period  from   _______________________   to
__________________________

                          Commission File Number 1-7352
                           ----------------------------

                            Data General Corporation
                            ------------------------
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

       Registrant's telephone number, including area code (508) 898-5000
                                                          --------------

Former name, former address and former fiscal year if changed since last report:
Not Applicable

                          ------------------------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes X   No
                                    ---    ---
Number of shares outstanding of each of the registrant's classes of common stock, as of January 24, 1997:

    Common Stock, par value $.01                              39,942,680
    ----------------------------                              ----------
        (Title of each class)                             (Number of shares)
================================================================================

                                                PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                           Quarter Ended
                                                    ----------------------------
                                                       Dec. 28,    Dec. 30,
in thousands, except net income per share                1996        1995
--------------------------------------------------------------------------------

Revenues:
     Product ........................................   $249,800   $227,654
     Service ........................................     98,653     99,955
                                                        --------   --------
           Total revenues ...........................    348,453    327,609
                                                        --------   --------
Costs and expenses:
     Cost of product revenues .......................    165,062    156,712
     Cost of service revenues .......................     64,408     64,992
     Research and development .......................     26,238     21,723
     Selling, general, and administrative ...........     80,509     77,167
                                                        --------   --------
           Total costs and expenses .................    336,217    320,594
                                                        --------   --------
Income from operations ..............................     12,236      7,015
Interest income .....................................      1,982      2,144
Interest expense ....................................      3,203      3,450
                                                        --------   --------
Income before income taxes ..........................     11,015      5,709
Income tax provisions ...............................        600      1,000
                                                        --------   --------
Net income ..........................................   $ 10,415     $4,709
                                                        ========   ========
Net income per share ................................     $ 0.25     $ 0.12
                                                        ========   ========
Weighted average shares outstanding, including common
     stock equivalents, where applicable ............     42,054     40,308

No cash dividends have been declared or paid since inception.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                                Dec. 28,    Sept. 28,
dollars in thousands                                              1996         1996
---------------------------------------------------------------------------------------

Assets
Current Assets:
    Cash and temporary cash investments ....................   $  95,891    $ 178,997
    Marketable securities ..................................      88,453       25,624
    Receivables, net .......................................     276,880      257,815
    Inventories ............................................     127,993      129,783
    Other current assets ...................................      27,682       24,593
                                                               ---------    ---------
           Total current assets ............................     616,899      616,812

Property, plant, and equipment, net ........................     168,742      167,672
Other assets ...............................................      78,736       75,959
                                                               ---------    ---------
                                                               $ 864,377    $ 860,443
                                                               =========    =========
Liabilities and stockholders' equity
Current liabilities:
    Notes payable ..........................................   $   1,902    $   1,943
    Accounts payable .......................................     132,958      121,625
    Other current liabilities ..............................     226,393      242,616
                                                               ---------    ---------
           Total current liabilities .......................     361,253      366,184
                                                               ---------    ---------
Long-term debt .............................................     147,998      149,971
                                                               ---------    ---------
Other liabilities ..........................................      13,890       15,224
                                                               ---------    ---------
Stockholders' equity:

    Common stock:
           Outstanding - 39,794,000 shares at Dec. 28, 1996
           and 39,601,000 shares at Sept. 28, 1996 (net of
           deferred compensation of $10,485 at Dec. 28, 1996
           and $7,812 at Sept. 28, 1996)  ..................     462,126      460,312
    Accumulated deficit ....................................    (125,066)    (135,481)
    Unrealized gains on marketable securities ..............       9,086        9,708
    Cumulative translation adjustment ......................      (4,910)      (5,475)
                                                               ---------    ---------
           Total stockholders' equity ......................     341,236      329,064
                                                               ---------    ---------
                                                               $ 864,377    $ 860,443
                                                               =========    =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                         Quarter Ended
                                                                               ----------------------------
                                                                                    Dec. 28,      Dec. 30,
in thousands                                                                          1996          1995
-----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
        Net income .............................................................   $  10,415    $   4,709
        Adjustments to reconcile net income to
           net cash provided from operating activities:
                         Depreciation ..........................................      19,560       20,924
                         Amortization of capitalized software development costs        5,057        3,375
                         Other non-cash items, net .............................       4,255        3,905
                         Change in operating assets and liabilities ............     (23,429)     (16,939)
                                                                                   ---------    ---------
                         Net cash provided from operating activities ...........      15,858       15,974
                                                                                   ---------    ---------

Cash flows from investing activities:
        Expenditures for property, plant, and equipment ........................     (23,994)     (23,497)
        Net proceeds from the sales (purchases) of marketable securities .......     (63,450)      10,626
        Capitalized software development costs .................................      (8,160)      (8,033)
        Other ..................................................................        --          4,250
                                                                                   ---------    ---------
                         Net cash used by investing activities .................     (95,604)     (16,654)
                                                                                   ---------    ---------

Cash flows from financing activities:
        Cash provided from stock plans .........................................         623        1,271
        Repayment of long-term debt ............................................      (3,900)      (3,000)
                                                                                   ---------    ---------
                         Net cash used by financing activities .................      (3,277)      (1,729)
                                                                                   ---------    ---------

Effect  of  foreign  currency  rate  fluctuations  on cash  and  temporary  cash
        investments ............................................................         (83)        (457)
                                                                                   ---------    ---------

Decrease in cash and temporary cash investments ................................     (83,106)      (2,866)
Cash and temporary cash investments - beginning of period ......................     178,997      117,201
                                                                                   ---------    ---------
Cash and temporary cash investments - end of period ............................   $  95,891    $ 114,335
                                                                                   =========    =========
Supplemental disclosure of cash flow information:
        Interest paid ..........................................................   $   4,961    $   4,944

        Income taxes paid ......................................................   $     246    $     379


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Consolidated Balance Sheet Details

                                    Dec. 28,    Sept. 28,
in thousands                          1996         1996
-----------------------------------------------------------

Inventories:
     Raw materials ............   $   6,114    $   4,560
     Work in process ..........      44,392       50,769
     Finished systems .........      47,339       43,710
     Field engineering parts
       and components .........      30,148       30,744
                                  ---------    ---------
                                  $ 127,993    $ 129,783
                                  =========    =========

Property, plant, and equipment:
     Property, plant, and
       equipment ..............   $ 640,825    $ 638,972
     Accumulated
        depreciation ..........    (472,083)    (471,300)
                                  ---------    ---------
                                  $ 168,742    $ 167,672
                                  =========    =========

Note 2.  Basis of Presentation and
Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The company's accounting policies are described in the Notes to Consolidated Financial Statements in the company's 1996 Annual Report. The results of operations for the quarter ended December 28, 1996 are not necessarily indicative of the results of the entire fiscal year.

Note 3.  Letter of Credit and
Reimbursement Agreement

           On December 11, 1996, the company's $30 million unsecured letter of credit facility with a group of banks was amended. This facility is available to secure issuances of letters of credit. The current agreement has a duration of 364 days. The facility contains certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends, and the incurrence of other debt. At December 28, 1996 there were $8 million letters of credit secured by this facility.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Financial Condition

           Cash and temporary cash investments as of December 28, 1996 were $95.9 million, a decrease of $83.1 million from the end of fiscal 1996. At the same date, the company held $88.5 million in marketable securities, a net increase of $62.9 million during the current three-month period. In total, cash, temporary cash investments and marketable securities decreased $20.2 million for the current three-month period. The securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, as well as an equity security of $10.3 million recorded at fair market value and classified as available-for-sale. The unrealized gain on marketable securities of $9.1 million is recorded as a separate component of stockholders' equity. Net cash provided from operations for the quarter ended December 28, 1996 totaled $15.9 million; expenditures for property, plant, and equipment were $24 million; capitalized software development costs totaled $8.2 million; and cash provided from stock plans totaled $.6 million. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments for the quarter ended December 28, 1996 was a decrease of less than $.1 million.

           Net receivables were $276.9 million, an increase of $19.1 million from $257.8 million at fiscal year-end 1996 due primarily to increased revenues. Total inventories at December 28, 1996 were $128 million, a decrease of $1.8 million from fiscal year-end 1996 levels. Fixed asset dispositions for the current three-month period totaled $3.9 million, primarily due to the sale of demonstration equipment. Management expects that sales of demonstration equipment will continue.

           The increase of $11.3 million in accounts payable from fiscal year-end 1996 levels was attributed mainly to the timing of payments related to material purchases. Other current liabilities, excluding the current portion of long-term debt, decreased $14.3 million from fiscal year-end 1996. This decrease was primarily a result of reduced employee related accruals and the payments made relating to the previously recorded restructuring accruals. Long-term debt, including the current portion of long-term debt, decreased a total of $3.9 million from fiscal 1996 year-end as a result of the company reacquiring a portion of its 8 3/8% Sinking Fund Debentures due in 2002.

           On December 11, 1996, the company's $30 million unsecured letter of credit facility with a group of banks was amended. This facility is available to secure issuances of letters of credit. The current agreement has a duration of 364 days. The facility contains certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends, and the incurrence of other debt. At December 28, 1996 there were $8 million in letters of credit secured by this facility.

           During fiscal years 1995 and 1994, the company recorded restructuring charges of $43 million and $35 million, respectively. No material changes in estimates to prior provisions or additional charges were recorded during fiscal 1996 or the first three-month period of fiscal 1997. The following table sets forth the company's restructuring activities for the three-month period ended December 28, 1996. All charges, excluding asset writedowns and certain other charges, are cash in nature and funded from operations.







                                                     THREE MONTHS ENDED
                                             SEPT. 28,     DEC.28,     DEC. 28,
                                               1996         1996         1996
(in millions)                                 BALANCE      CHARGES      BALANCE
------------------------------------------------------------------------------

Provisions related to terminated employees   $   2.5       $   .5      $   2.0

Provisions for leases ....................      10.0          1.1          8.9

Writedown of assets to be sold
 or discarded and other ..................       2.0           .5          1.5
                                             -------       ------      -------
          Total ..........................   $  14.5       $  2.1      $  12.4
                                             =======       ======      =======


           The employee terminations related to the 1995 restructuring charges were substantially completed during fiscal 1996. The remaining reserves at December 28, 1996 are for the remaining severance payments due to employees impacted by the restructuring actions. The charges and remaining provisions for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in Europe.

Results of Operations

           Total revenues for the quarter ended December 28, 1996 increased 6% to $348.5 million from the same quarter of the previous year. Domestic revenues, excluding U.S. direct export sales, were $207.3 million for the current quarter, a 10% increase from $188.7 million for the comparable period of fiscal 1996. Domestic revenues represented 59% of total revenues for the current quarter and 58% of total revenues for the first quarter of fiscal 1996. European revenues, including U.S. direct export sales into the European marketplace, were $92.7 million, a decrease from $97.5 million for the comparable period in fiscal 1996. European revenues represented 27% and 30% of total revenues in the current and prior-year periods, respectively. Other international revenues, including U.S. direct export sales, were $48.5 million for the current quarter, a 17% increase from $41.4 million for the comparable period in fiscal 1996. Other international revenues represented 14% of total revenues for the current quarter and 12% for the comparable prior-year period.

           Product revenues of $249.8 million for the current quarter ended December 28, 1996 increased 10% from the comparable prior-year period. Revenues of $121.8 million from the company's AViiON family of open systems server products increased 15% from the comparable period of the prior year. In the current quarter, revenues from the company's Intel-based AViiON systems more than tripled, while revenues from the Motorola-based AViiON systems declined by 35% as compared with the comparable period of the prior year. The company expects the Motorola-based AViiON systems revenue will continue to decline. Product revenues from the company's Open CLARiiON storage systems increased 5% from the comparable prior-year period and accounted for 42% of total product revenues in the current quarter. Open CLARiiON is sold primarily through the company's Original Equipment Manufacturer ("OEM") and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the company's customers. Open CLARiiON product revenues have been concentrated in a limited number of customers, with a significant portion of the company's Open CLARiiON product revenues to a single OEM. Proprietary MV system revenues declined $1.8 million from the same period in the prior-year and currently represent 3% of total product revenues compared to 4% for the comparable prior-year period. The company expects to see a continued decline in its proprietary MV product line revenues. Product revenues from personal computers and peripheral equipment increased $3.2 million from the same period in the prior-year and represent 7% of total product revenues for both the current and comparable prior-year periods.

           Domestic product revenues, which were $150.5 million for the current quarter, increased 14% from $131.9 million for the comparable period in fiscal 1996. Domestic product revenues were 60% of total product revenues for the current quarter and 58% of total product revenues in the comparable prior-year period. The increase in domestic product revenues was primarily a result of increased shipments of the company's Intel-based AViiON systems, increased Open CLARiiON shipments, as well as increased personal computers and peripheral equipment shipments. European product revenues were $61.3 million for the current quarter, a 6% decrease from $65.1 million in the comparable prior-year period. European product revenues represented 25% of total product revenues for the current quarter and 29% for the comparable prior-year period. Other international product revenues were $38 million for the current quarter, an increase of 24% from $30.6 million for the comparable period in fiscal 1996. Other international product revenues represented 15% of total product revenues in the current quarter and 13% of total product revenues in the comparable prior-year period.

           Service revenues for the current quarter were $98.7 million, a slight decrease from $100.0 million in the comparable period of fiscal 1996. Domestic service revenues for the current quarter were $56.7 million, relatively unchanged from $56.8 million in the comparable prior-year period. European service revenues were $31.4 million, a 3% decrease from $32.4 million for the comparable prior-year period. Other international service revenues for the current quarter were $10.5 million, a slight decrease from $10.8 million for the comparable prior-year period.

           Cost of revenues decreased to 66% of total revenues for the current quarter compared with 68% for the comparable period in fiscal 1996. For the current three-month period ended December 28, 1996, cost of product revenues decreased to 66% of product revenues compared with 69% for the comparable prior-year period. The decrease in the cost as a percentage of product revenues was the result of increasing volumes of higher margin Intel-based AViiON systems, manufacturing cost reductions and higher overall production volume. Cost of service revenues was 65% of service revenues for both the current quarter and the first quarter of fiscal 1996.

           Research and development expenses for the current quarter were $26.2 million, a 21% increase from $21.7 million for the first quarter of fiscal 1996. Research and development expenses represented 8% of total revenues in the current quarter and 7% of total revenues for the comparable prior-year period. The company continued to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. In the current three-month period, gross expenditures on research and development and software development before capitalization, were $34.4 million, an increase of 16% from $29.7 million for the comparable prior-year period. The increase in research and development expenditures is being driven by investment in the next generation of CLARiiON products, in the company's Non Uniform Memory Access (NUMA) architecture for high-end servers and in THiiN Line products for the internet.

           Selling, general, and administrative expenses for the current quarter were $80.5 million, an increase of 4% from $77.2 million for the comparable quarter of fiscal 1996. Selling, general, and administrative expenses represented 23% and 24% of total revenues in the current quarter and in the comparable prior-year period, respectively. The moderate increase in expenses was the result of increased sales and marketing efforts in the server and storage businesses. At December 28, 1996 the number of employees totaled 4,884, a net increase of 21 employees from September 28, 1996.

           Interest income for the current quarter was $2 million, a slight decrease from $2.2 million for the comparable period of fiscal 1996, due primarily to lower levels of invested cash. Interest expense for the current quarter was $3.2 million, a decrease from $3.5 million for the comparable period of fiscal 1996.

           The income tax provision for the current quarter was $.6 million compared to $1.0 million for the comparable prior-year period. The current year provision relates primarily to foreign, state and federal alternative minimum taxes.

       Statements concerning the company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the company's filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q for the first fiscal quarter of 1997, which ended December 28, 1996.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

           The company's patent infringement suit against IBM Corporation commenced in 1994, and IBM's countersuit against the company, are in the discovery stage in the United States District Court in Worcester, Massachusetts. See Part II, Item 1, "Legal Proceedings" to the company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994. The company alleges, among other matters, that IBM's AS/400 CISC-based and System/390 computer product lines infringe certain of the company's patents, and seeks, among other relief, compensatory damages. IBM's countersuit alleges that certain of the company's AViiON and CLARiiON products infringe various IBM patents.

           The company's second patent infringement suit against IBM Corporation which commenced in May 1996, is in the discovery stage in the United States District Court in Worcester, Massachusetts. See Part II, Item 1, "Legal Proceedings" to the company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996. The company alleges, among other matters, that several IBM products, including IBM's AS/400 RISC-based computer product line, infringe certain of the company's patents and seeks, among other relief, injunctive and compensatory damages.

           The company believes its claims are valid, but it cannot predict the outcome of either litigation.

Item 4.  Submission of Matters to a Vote of Security-Holders

     (a) The Annual Meeting of Stockholders of Data General Corporation was held January 29, 1997.

     (b) During the meeting, stockholders elected the following as directors of Data General:

                     Frederick R. Adler
                     Ferdinand Colloredo-Mansfeld
                     John G. McElwee
                     Ronald L. Skates
                     W. Nicholas Thorndike
                     Donald H. Trautlein
                     Richard L. Tucker

             The directors were elected by the following voting breakdowns:

             Director                 Votes For              Votes Withheld
             --------                 ---------              --------------

             Adler                    34,090,343                 932,441
             Colloredo-Mansfeld       34,289,104                 733,680
             McElwee                  34,281,645                 741,139
             Skates                   34,296,731                 726,053
             Thorndike                34,298,152                 724,632
             Trautlein                34,281,409                 741,375
             Tucker                   34,301,671                 721,113

     (c) During the meeting, stockholders also voted to approve an amendment to the company's Employee Qualified Stock Purchase Plan to increase the number of shares that may be issued thereunder from 8,600,000 shares to 11,100,000 shares. The numbers of votes cast were as follows:

                     Votes For:                       26,210,498
                     Votes Against:                    2,033,370
                     Abstentions:                         79,669
                     Broker Non-Votes:                 6,699,247


Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits:

         10. (aa) Summary of 1997 Fiscal Year Bonus Opportunity for Chief Executive Officer.

         10. (bb) Amendment dated December 11, 1996 to Letter of Credit and Reimbursement Agreement.

         11.       Computation of primary and fully diluted earnings per share.

     (b) No reports on Form 8-K were filed during the current quarter ended December 28, 1996.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      DATA GENERAL CORPORATION
                                                            (Registrant)



                                                        /s/ Arthur W. DeMelle
                                                    ---------------------------
                                                         Arthur W. DeMelle
                                                           Vice President
                                                       Chief Financial Officer
                                                      Chief Accounting Officer


     Dated:  February 6, 1997

EXHIBITS


Index to Exhibits.

     10.(aa) Summary of 1997 Fiscal Year Bonus Opportunity for Chief Executive
             Officer.

     10.(bb) Amendment  dated  December  11,  1996  to  Letter  of  Credit  and
             Reimbursement Agreement.

     11.     Computation of primary and fully diluted earnings per share.