Form 10-Q
period 1997-03-29
DATA GENERAL CORP
filed 1997-05-06
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               --------------------

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 29, 1997
                                                    --------------
                                       OR

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

                                 Yes X   No
                                    ---    ---
Number of shares outstanding of each of the registrant's classes of common stock, as of April 25, 1997:

    Common Stock, par value $.01                              40,487,722
    ----------------------------                              ----------
        (Title of each class)                             (Number of shares)
================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                    Quarter Ended       Six Months Ended
                                                 -------------------  --------------------
                                                 Mar. 29,   Mar. 30,   Mar. 29,   Mar. 30,
in thousands, except net income per share          1997       1996       1997       1996
------------------------------------------------------------------------------------------

Revenues:
    Product ..................................   $292,022   $236,707   $541,822   $464,361
    Service ..................................     97,358     98,488    196,011    198,443
                                                 --------   --------   --------   --------
         Total revenues ......................    389,380    335,195    737,833    662,804

Costs and expenses:

    Cost of product revenues .................    198,694    159,984    363,756    316,696
    Cost of service revenues .................     62,167     64,187    126,575    129,179
    Research and development .................     27,044     23,909     53,282     45,632
    Selling, general, and administrative .....     85,544     78,198    166,053    155,365
                                                 --------   --------   --------   --------
         Total costs and expenses ............    373,449    326,278    709,666    646,872
                                                 --------   --------   --------   --------

Income from operations .......................     15,931      8,917     28,167     15,932

Interest Income ..............................      1,591      1,782      3,573      3,926
Interest expense .............................      3,141      3,365      6,344      6,815
                                                 --------   --------   --------   --------

Income before income taxes ...................     14,381      7,334     25,396     13,043
Income tax provisions ........................        600      1,000      1,200      2,000
                                                 --------   --------   --------   --------

Net income ...................................   $ 13,781   $  6,334   $ 24,196   $ 11,043
                                                 ========   ========   ========   ========

Net income per share .........................   $   0.32   $   0.15   $   0.57   $   0.27
                                                 ========   ========   ========   ========

Weighted average shares outstanding, including
common stock equivalents, where applicable ...     42,944     41,358     42,499     40,833

No cash dividends have been declared or paid since inception.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)
                                                             Mar. 29,     Sept. 28,
dollars in thousands                                           1997          1996
-----------------------------------------------------------------------------------

Assets
Current Assets:
    Cash and temporary cash investments .................   $ 185,740    $ 178,997
    Marketable securities ...............................       7,537       25,624
    Receivables, net ....................................     271,142      257,815
    Inventories .........................................     153,505      129,783
    Other current assets ................................      27,362       24,593
                                                            ---------    ---------
         Total current assets ...........................     645,286      616,812

Property, plant, and equipment, net .....................     170,634      167,672
Other assets ............................................      82,994       75,959
                                                            ---------    ---------
                                                            $ 898,914    $ 860,443
                                                            =========    =========

Liabilities and stockholders' equity
Current liabilities:
    Notes payable .......................................        --          1,943
    Accounts payable ....................................     153,355      121,625
    Other current liabilities ...........................     229,140      242,616
                                                            ---------    ---------
         Total current liabilities ......................     382,495      366,184
                                                            ---------    ---------

Long-term debt ..........................................     148,001      149,971
                                                            ---------    ---------

Other liabilities .......................................      14,876       15,224
                                                            ---------    ---------

Stockholders' equity:
    Common stock:
         Outstanding - 40,469,000 shares at Mar. 29, 1997
         and 39,601,000 shares at Sept. 28, 1996 (net of
         deferred compensation of $9,801 at Mar. 29, 1997
         and $7,812 at Sept. 28, 1996) ..................     467,822      460,312
Accumulated deficit .....................................    (111,285)    (135,481)
Unrealized gains on marketable securities ...............       6,366        9,708
Cumulative translation adjustment .......................      (9,361)      (5,475)
                                                            ---------    ---------
         Total stockholders' equity .....................     353,542      329,064
                                                            ---------    ---------

                                                            $ 898,914    $ 860,443
                                                            =========    =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                           Six Months Ended
                                                                        ----------------------
                                                                        Mar. 29,     March 30,
in thousands                                                              1997         1996
----------------------------------------------------------------------------------------------

Cash flows from operating activities:
    Net income .....................................................   $  24,196    $  11,043
    Adjustments to reconcile net income to
     net cash provided from operating activities:
         Depreciation ..............................................      39,946       43,315
         Amortization of capitalized software development costs ....       9,924        8,107
         Other non-cash items, net .................................       6,130        1,117
         Change in operating assets and liabilities ................     (16,548)     (23,972)
                                                                       ---------    ---------

         Net cash provided from operating activities ...............      63,648       39,610
                                                                       ---------    ---------

Cash flows from investing activities:
    Expenditures for property, plant, and equipment ................     (51,775)     (50,670)
    Net proceeds from the sales (purchases) of marketable securities      14,746       26,672
    Capitalized software development costs .........................     (16,508)     (14,493)
    Other ..........................................................        --         10,599
                                                                       ---------    ---------

         Net cash provided from investing activities ...............     (53,537)     (27,892)
                                                                       ---------    ---------

Cash flows from financing activities:
    Cash provided from stock plans .................................       5,217        5,347
    Decrease in notes payable ......................................      (1,794)        --
    Repayment of long-term debt ....................................      (3,900)      (3,000)
                                                                       ---------    ---------

         Net cash (used by) provided from financing activities .....        (477)       2,347
                                                                       ---------    ---------

Effect of foreign currency rate fluctuations
 on cash and temporary cash investments ............................      (2,891)        (877)
                                                                       ---------    ---------

Increase in cash and temporary cash investments ....................       6,743       13,188
Cash and temporary cash investments - beginning of period ..........     178,997      117,201
                                                                       ---------    ---------
Cash and temporary cash investments - end of period ................   $ 185,740    $ 130,389
                                                                       =========    =========

Supplemental disclosure of cash flow information:
    Interest paid ..................................................   $   6,022    $   6,187
    Income taxes paid ..............................................   $     567    $   1,450


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Consolidated Balance Sheet Details
                                                        Mar. 29,       Sept. 28,
in thousands                                              1997            1996
--------------------------------------------------------------------------------

Inventories:
    Raw materials ................................     $  10,865      $   4,560
    Work in process ..............................        58,148         50,769
    Finished systems .............................        55,860         43,710
    Field engineering parts and components .......        28,632         30,744
                                                       ---------      ---------
                                                       $ 153,505        129,783
                                                       =========      =========

Property, plant, and equipment:
    Property, plant, and equipment ...............     $ 636,777      $ 638,972
    Accumulated depreciation .....................      (466,143)      (471,300)
                                                       ---------      ---------
                                                       $ 170,634      $ 167,672
                                                       =========      =========

Note 2.  Accounting Policies

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company is required by the Securities and Exchange Commission to disclose proforma earnings per share ("EPS") amounts computed in accordance with the SFAS 128 in the notes to the financial statements prior to required adoption.


                                                                          Quarter Ended
                                         ---------------------------------------------------------------------------------
                                                       March 29, 1997                          March 30, 1996
                                         ---------------------------------------     -------------------------------------
                                            Income         Shares     Per-Share        Income         Shares     Per-Share
in thousands, except per share amounts   (Numerator)   (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                                         -----------   -------------    ------       -----------  ------------     ------


Basic Earnings Per Share

Net income available to
  common stockholders                      $13,781          40,146      $ .34        $ 6,334         38,563       $ .16
                                                                        =====                                     =====

Effect of Dilutive Securities

Stock Options                                 --             2,798                      --            2,795
                                           -------          ------                   -------         ------

Diluted Earnings Per Share

Net income available to common
  stockholders and assumed
  conversions                              $13,781         42,944       $ .32        $ 6,334         41,358       $ .15
                                           =======         ======       =====        =======         ======       =====


                                                                          Six Months Ended
                                         ---------------------------------------------------------------------------------
                                                       March 29, 1997                          March 30, 1996
                                         ---------------------------------------     -------------------------------------
                                            Income         Shares     Per-Share        Income         Shares     Per-Share
in thousands, except per share amounts   (Numerator)   (Denominator)    Amount       (Numerator)  (Denominator)    Amount
                                         -----------   -------------    ------       -----------  ------------     ------


Basic Earnings Per Share

Net income available to
  common stockholders                      $24,196         39,938       $ .61          $11,043       38,342       $ .29
                                                                        =====                                     =====


Effect of Dilutive Securities

Stock Options                                 --            2,579                         --          2,511
                                           -------         ------                      -------       ------

Diluted Earnings Per Share

Net income available to common
  stockholders and assumed
  conversions                              $24,196         42,517       $ .57          $11,043       40,853       $ .27
                                           =======         ======       =====          =======       ======       =====


         For the quarters and six-month periods ended March 29, 1997 and March 30, 1996, the assumed conversion of the 7 3/4 % Convertible Subordinated Debentures due 2001, giving effect to the incremental shares and the adjustment to reduce interest expense, results in anti-dilution and has therefore been excluded from the computation.


Note 3.  Basis of Presentation and Use of Estimates

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report. The results of operations for the quarter ended March 29, 1997 are not necessarily indicative of the results of the entire fiscal year.

Note 4.  Letter of Credit and Reimbursement Agreement

         On April 18, 1997, the company amended certain covenants of its $30 million unsecured letter of credit and reimbursement facility with a group of banks. This agreement is available to secure issuances of letters of credit. The current agreement has a duration of 364 days. The facility contains certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends, and the incurrence of other debt. There were $5 million letters of credit secured by this facility at March 29, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Financial Condition

         Cash and temporary cash investments as of March 29, 1997 were $185.7 million, an increase of $6.7 million from the end of fiscal 1996. At the same date, the Company held $7.5 million in marketable securities, a net decrease of $18.1 million during the current six-month period. The decrease was due to a reduction of the unrealized gain of an equity security and the shortening of maturities of United States treasury investments which changed their classification to cash and temporary cash investments. In total, cash and temporary cash investments along with marketable securities decreased $11.4 million for the current six-month period. The Company's marketable securities are comprised of a single equity security of $7.5 million recorded at fair market value and classified as available-for-sale. The unrealized gain on marketable securities of $6.4 million is recorded as a separate component of shareholders' equity. Net cash provided from operations for the six months ended March 29, 1997 totaled $63.6 million; expenditures for property, plant, and equipment were $51.8 million; capitalized software development costs totaled $16.5 million; and cash provided from stock plans totaled $5.2 million. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $2.9 million.

         Net receivables were $271.2 million, an increase of $13.4 million from $257.8 million at fiscal year-end 1996 due primarily to increased revenues. Total inventories at March 29, 1997 were $153.5 million, an increase of $23.7 million from fiscal year-end 1996 primarily due to increased purchases related to the growth of the Company's CLARiiON product line. Fixed asset dispositions related to the sale of demonstration equipment totaled $3.8 million for the current six-month period. Management expects that sales of demonstration equipment will continue.

         During the current six-month period, the Company paid $1.8 million to retire notes payable that had consisted of borrowings by Data General France SAS. The increase of $31.8 million in accounts payable from fiscal year-end 1996 levels was attributed mainly to the timing of payments related to material purchases. Other current liabilities, excluding the current portion of long-term debt, decreased $11.6 million from fiscal year-end 1996. This decrease was primarily a result of reduced employee-related accruals and payments made relating to previously recorded restructuring accruals. Long-term debt, including the current portion of long-term debt, decreased a total of $3.9 million from fiscal 1996 year-end as a result of the Company reacquiring a portion of the 8 3/8% Sinking Fund Debentures due in 2002.

         During fiscal years 1995 and 1994, the Company recorded restructuring charges of $43 million and $35 million, respectively. No material changes in estimates to prior provisions or additional charges were recorded during fiscal 1996 or the first six-month period of fiscal 1997. The following table sets forth the Company's restructuring activities for the six-month period ended March 29, 1997. All charges, excluding asset writedowns and certain other charges, are cash in nature and funded from operations.

                                                                   Six Months Ended
                                                 Sept. 28, 1996       Mar.29, 1997     Mar. 29, 1997
in millions                                          Balance             Charges            Balance
----------------------------------------------------------------------------------------------------
Provisions related to terminated employees           $   2.5             $  1.0             $   1.5
Provisions for leases                                   10.0                2.4                 7.6
Writedown of assets to be sold
 or discarded and other                                  2.0                 .5                 1.5
                                                     -------             ------             -------
          Total                                      $  14.5             $  3.9             $  10.6
                                                     =======             ======             =======


         The employee terminations related to the 1995 restructuring charges were substantially completed during fiscal 1996. The remaining reserves at March 29, 1997 are for the remaining severance payments due to employees impacted by the restructuring actions. The charges and remaining provisions for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in Europe.

Results of Operations

         The Company reported net income of $13.8 million for the current quarter ended March 29, 1997, an increase of 119% from $6.3 million for the comparable prior-year period. Net income was $24.2 million for the six months ended March 29, 1997, an increase of 120% from $11.0 million for the first six-month period of fiscal 1996.

Revenues (in millions)

---------------------------------------------------------------------------------------------------
                                       Quarter ended                     Six months ended
                         ----------------------------------     -----------------------------------
                            3/29/97    Change     3/30/96        3/29/97     Change      3/30/96
                         ----------------------------------     -----------------------------------

Product                      $292.0      23%       $236.7         $541.8       17%        $464.4
  % of Total Revenues          75%                   71%            73%                     70%

Service                        97.3      (1%)        98.5          196.0       (1%)        198.4
  % of Total Revenues          25%                   29%            27%                     30%

Total Revenues               $389.3      16%       $335.2         $737.8       11%        $662.8
--------------------------------------------------------------------------------------------------

         In the current quarter ended March 29, 1997, product revenues of $126.7 million from the Company's AViiON family of open systems server products represented an increase of 10% from the comparable period of the prior year. In the current quarter, revenues from the Company's Intel-based AViiON systems increased 187%, while revenues from the Motorola-based AViiON systems declined by 43% as compared with the comparable period of the prior year. The Company anticipates that the percentage of product revenues generated by the Intel-based AViiON products will continue to increase in fiscal 1997. Product revenues from the Company's CLARiiON storage systems increased 38% from the comparable prior-year period and accounted for 45% of total product revenues in the current quarter. CLARiiON is sold primarily through the Company's Original Equipment Manufacturer and distributor channels; thus sales in any given period are subject  to sales  cycles  and  inventory  levels  of the  Company's  customers.
CLARiiON product revenues have been concentrated in a limited number of customers, with a significant portion of the Company's CLARiiON product sales to Hewlett-Packard Company. Product revenues from personal computers and peripheral equipment increased $11.3 million from the same period in the prior year and currently  represent  10% of  total  product  revenues  compared  to 7% for  the comparable prior-year period. Proprietary MV system revenues declined $3.5 million from the same period in the prior year and currently represent 2% of total product revenues compared to 3% for the comparable prior-year period.

         For the six months ended March 29, 1997, product revenues of $248.4 million from the Company's AViiON family of open systems server products increased 12% from $221.8 million for the first six-month period of fiscal 1996. For the current six-month period, the Company's Intel-based AViiON revenues increased 243%, while product revenues from the Motorola-based AViiON systems declined by 40% as compared with the first six-month period of fiscal 1996. Product revenues from the Company's CLARiiON storage systems increased 21% for the comparable six-month period in fiscal 1996. Product revenues from personal computer and peripheral equipment increased $14.5 million from the comparable six-month period in the prior year and represent 8% of total product revenues for the current six-month period compared to 7% for the comparable prior-year period. Proprietary MV system revenues declined $5.3 million from the comparable period in the prior year and currently represent 2% of total product revenues for the current six-month period compared to 4% for the comparable period in fiscal 1996.


Revenues by Geographic Marketplace

--------------------------------------------------------------------------------------------------------------------
                                             Percentage of                              Percentage Change of
                                         Consolidated Revenues                             $ of Revenues
                        ------------------------------------------------------  ------------------------------------
                              Quarter ended              Six months ended                3/29/97 - 3/30/96
                        ------------------------------------------------------  ------------------------------------
                          3/29/97       3/30/96       3/29/97        3/30/96     Quarter ended    Six months ended
                        ------------------------------------------------------  ------------------------------------

Domestic
--------
Product                     64%           58%           62%           58%           36%                 25%
Service                     57%           58%           57%           58%           (2%)                (1%)
Total Revenues              63%           58%           61%           58%           25%                 18%

Europe
------
Product                     22%           27%           23%           28%           (1%)                (3%)
Service                     33%           32%           32%           32%            --                 (2%)
Total Revenues              24%           28%           25%           29%            --                 (3%)

Other International
-------------------
Product                     14%           15%           15%           14%           16%                 20%
Service                     10%           10%           11%           10%            1%                 (1%)
Total Revenues              13%           14%           14%           13%           13%                 15%

--------------------------------------------------------------------------------------------------------------------

         The increase in domestic product revenues for the current quarter and six-month period ended March 29, 1997 was primarily a result of increased CLARiiON shipments, increased shipments of the Company's Intel-based AViiON systems, as well as increased personal computer and peripheral equipment shipments. The decrease in European product revenues, including U.S. direct export sales, for the current quarter and six-month period ended March 29, 1997, was mainly attributable to the decrease in CLARiiON and MV revenues, which was partly offset by an increase in AViiON and PC product revenues. The increase in other international product revenues, including U.S. direct export sales, for the current quarter and six-month period ended March 29, 1997 was primarily due to the increase in revenues from the CLARiiON product line.

         For the current six-month period, total revenues in the European marketplace were also negatively impacted by approximately 2% due to a stronger U.S. dollar as compared to the six-month period ended March 30, 1996.

Cost of Revenues (in millions)

------------------------------------------------------------------------------------------------------------------
                                           Quarter ended                            Six months ended
                            -----------------------------------------    -----------------------------------------
                               3/29/97        Change        3/30/96        3/29/97       Change       3/30/96
                            -----------------------------------------    -----------------------------------------

Product                         $198.7         24%           $160.0         $363.8          15%        $316.7
 % of Product Revenues            68%                          68%            67%                        68%

Service                           62.1         (3%)            64.2          126.5          (2%)        129.2
 % of Service Revenues            64%                          65%            65%                        65%

Total Cost of Revenues          $260.8         16%           $224.2         $490.3          10%        $445.9
 % of Total Revenues              67%                          67%            66%                        67%
-----------------------------------------------------------------------------------------------------------------


         The decrease in product cost as a percentage of product revenues for the six months ended March 29, 1997 was the result of increasing volumes of higher margin Intel-based AViiON systems, manufacturing cost reductions and higher overall production volume.



Operating Expenses (in millions)

---------------------------------------------------------------------------------------------------------------
                                                     Quarter ended                    Six months ended
                                         ----------------------------------   ---------------------------------
                                           3/29/97     Change     3/30/96      3/29/97     Change    3/30/96
                                         ----------------------------------   ---------------------------------

Research & Development                       $27.1       13%        $23.9        $ 53.3      17%      $ 45.6
  % of Total Revenues                          7%                     7%            7%                   7%

Selling, general & administrative            $85.4        9%        $78.2        $166.0       7%      $155.4
  % of Total Revenues                         22%                    23%           23%                  23%
---------------------------------------------------------------------------------------------------------------


         The Company continued to focus its research and development efforts on its core business technology; multi-user computer systems, servers, and mass storage devices. In the current six-month period, gross expenditures on research and development and software development before capitalization were $69.8 million, an increase of 16% from $60.1 million for the comparable prior-year period. The increase in research and development expenditures is being driven by investment in the next generation of CLARiiON products, in the Company's Non-Uniform Memory Access (NUMA) architecture for high-end servers and in THiiN Line products for the internet.

         The increase in selling, general and administrative expenses was the result of increased sales and marketing efforts in the server and storage businesses. Management believes that in the future, increases of selling, general and administrative expenses may be required to support business growth. However, the Company's objective is to have the ratio of these expenses as a proportion of total revenues continue to decline. At March 29, 1997 the number of employees totaled 4,929, a net increase of 66 employees from September 28, 1996 and a net reduction of 17 employees from March 30, 1996.

         Interest income for the current quarter was $1.6 million, an 11% decrease from $1.8 million for the comparable period of fiscal 1996, due to lower levels of invested cash and shorter investment maturity terms. Interest expense for the current quarter was $3.2 million, a slight decrease from $3.4 million for the comparable period of fiscal 1996.

         The income tax provision for the current quarter was $.6 million compared to $1.0 million for the comparable prior-year period. The current year tax provision relates primarily to foreign, state and federal alternative minimum taxes.

         Statements concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including Data General's Report on Form 10-K for the 1996 fiscal year ended September 28, 1996 and this Quarterly Report on Form 10-Q for the second fiscal quarter of 1997, which ended March 29, 1997.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company's patent infringement suit against IBM Corporation which commenced in 1994, and IBM's countersuit against the Company, are in the discovery stage in the United States District Court in Worcester, Massachusetts. See Part II, Item 1, "Legal Proceedings" to the Company's Quarterly Report on Form 10-Q for the quarter ended December 24, 1994. The Company alleges, among other matters, that IBM's AS/400 CISC-based and System/390 computer product lines infringe certain of the Company's patents, and seeks, among other relief, compensatory damages. IBM's countersuit alleges that certain of the Company's AViiON and CLARiiON products infringe various IBM patents.

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


Item 6.    Exhibits and Reports on Form 8-K.

    (a)    Exhibits:

        10. (cc)Amendment dated April 18, 1997 to Letter of Credit and Reimbursement Agreement.

        11.     Computation of primary and fully diluted earnings per share.

    (b)    No reports on Form 8-K were filed  during the  quarter  ended  March
           29, 1997.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    DATA GENERAL CORPORATION
                                                         (Registrant)



                                                    /s/ Arthur W. DeMelle
                                               ---------------------------------
                                                        Arthur W. DeMelle
                                                      Senior Vice President
                                                     Chief Financial Officer



    Dated:  May 6, 1997

                                    EXHIBITS


Index to Exhibits.

    10. (cc) Amendment dated April 18, 1997 to Letter of Credit and Reimbursement Agreement.

    11.           Computation of primary and fully diluted earnings per share.