Form 10-Q
period 1997-06-28
DATA GENERAL CORP
filed 1997-08-08
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               --------------------

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 28, 1997
                                                    --------------
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to
--------------------------

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

                                 Yes X   No
                                    ---    ---
Number of shares outstanding of each of the registrant's classes of common stock, as of July 25, 1997:

    Common Stock, par value $.01                              41,348,441
    ----------------------------                              ----------
        (Title of each class)                             (Number of shares)
================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                        Quarter Ended          Nine Months Ended
                                                     Jun. 28,   Jun. 29,     Jun. 28,      Jun. 29,
in thousands, except net income per share              1997       1996         1997          1996
-------------------------------------------------------------------------------------------------------------------------
Revenues:
     Product .................................   $  294,170   $  224,083   $  835,992   $  688,444
     Service .................................       97,087       99,136      293,098      297,579
                                                    -------      -------    ---------      -------
           Total revenues ....................      391,257      323,219    1,129,090      986,023
                                                    -------      -------    ---------      -------

Costs and expenses:
     Cost of product revenues ................      199,422      147,232      563,178      463,928
     Cost of service revenues ................       61,392       64,036      187,967      193,215
     Research and development ................       27,783       25,801       81,065       71,433
     Selling, general, and administrative ....       85,531       76,563      251,584      231,927
                                                    -------      -------    ---------      -------
           Total costs and expenses ..........      374,128      313,632    1,083,794      960,503
                                                    -------      -------    ---------      -------

Income from operations .......................       17,129        9,587       45,296       25,520

Interest Income ..............................        2,695        1,833        6,268        5,759
Interest expense .............................        4,479        3,279       10,823       10,095
                                                      -----        -----       ------       ------

Income before income taxes ...................       15,345        8,141       40,741       21,184
Income tax provisions ........................          600        1,000        1,800        3,000
                                                     ------        -----       ------       ------

Net income ...................................     $ 14,745      $ 7,141     $ 38,941     $ 18,184
                                                   ========      =======     ========     ========

Net income per share .........................     $   0.34      $  0.17     $   0.91     $   0.44
                                                   ========      =======     ========     ========

Weighted average shares outstanding, including
common stock equivalents, where applicable ...       43,576       41,514       42,858       41,060

No cash dividends have been declared or paid since inception.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                  Jun. 28,     Sept. 28,
dollars in thousands                                                1997          1996
----------------------------------------------------------------------------------------
Assets
Current Assets:
     Cash and temporary cash investments ..................   $   310,789    $   178,997
     Marketable securities ................................        25,381         25,624
     Receivables, net .....................................       256,977        257,815
     Inventories ..........................................       163,387        129,783
     Other current assets .................................        25,736         24,593
                                                              -----------    -----------
          Total current assets ............................       782,270        616,812

Property, plant, and equipment, net .......................       175,304        167,672
Other assets ..............................................        92,606         75,959
                                                              -----------    -----------
                                                              $ 1,050,180    $   860,443
                                                              ===========    ===========

Liabilities and stockholders' equity
Current liabilities:
     Notes payable ........................................   $      --      $     1,943
     Accounts payable .....................................       114,267        121,625
     Other current liabilities ............................       215,434        242,616
                                                              -----------    -----------
Total current liabilities .................................       329,701        366,184
                                                              -----------    -----------
Long-term debt ............................................       337,750        149,971
                                                              -----------    -----------
Other liabilities .........................................        14,463         15,224
                                                              -----------    -----------

Stockholders' equity:
     Common stock:
           Outstanding - 40,877,000 shares at Jun. 28, 1997
           and 39,601,000 shares at Sept. 28, 1996 (net of
           deferred compensation of $14,591 at June 28, 1997
           and $7,812 at Sept. 28, 1996) ..................       472,178        460,312
Accumulated deficit .......................................       (96,540)      (135,481)
Unrealized gains on marketable securities .................         2,637          9,708
Cumulative translation adjustment .........................       (10,009)        (5,475)
                                                              ------------   ------------
           Total stockholders' equity .....................       368,266        329,064
                                                              ------------   ------------

                                                              $ 1,050,180    $   860,443
                                                              ===========    ===========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                           Nine Months Ended
                                                                          Jun. 28,    Jun. 29,
in thousands                                                                1997        1996
----------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income .....................................................   $  38,941    $  18,184
     Adjustments to reconcile net income to
      net cash provided from operating activities:
           Depreciation .............................................      60,331       61,736
           Amortization of capitalized software development costs ...      14,633       14,647
           Other non-cash items, net ................................      12,721        3,044
           Change in operating assets and liabilities ...............     (62,647)     (49,768)
                                                                        ---------    ---------

           Net cash provided from operating activities ..............      63,979       47,843
                                                                        ---------    ---------

Cash flows from investing activities:
     Expenditures for property, plant, and equipment ................     (82,629)     (74,268)
     Net proceeds from the sales (purchases) of marketable securities      (6,828)      56,460
     Capitalized software development costs .........................     (25,942)     (22,603)
     Other ..........................................................        --         10,599
                                                                        ---------    ---------

           Net cash used by investing activities ....................    (115,399)     (29,812)
                                                                        ---------    ---------

Cash flows from financing activities:
     Cash provided from stock plans .................................       8,099        6,364
     Decrease in notes payable ......................................      (1,794)        --
     Net proceeds from issuance of long term debt ...................     207,218         --
     Repayment of long-term debt ....................................     (26,901)      (3,000)
                                                                        ---------    ---------

           Net cash provided from financing activities ..............     186,622        3,364
                                                                        ---------    ---------

Effect of foreign currency rate fluctuations
 on cash and temporary cash investments .............................      (3,410)      (1,493)
                                                                        ---------    ---------

Increase in cash and temporary cash investments .....................     131,792       19,902
Cash and temporary cash investments - beginning of period ...........     178,997      117,201
                                                                        ---------    ---------
Cash and temporary cash investments - end of period .................   $ 310,789    $ 137,103
                                                                        =========    =========

Supplemental disclosure of cash flow information:
     Interest paid ..................................................   $  11,420    $  11,095
     Income taxes paid ..............................................   $   5,590    $   1,679

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Consolidated Balance Sheet Details
                                                       Jun. 28,     Sept. 28,
in thousands                                             1997         1996
--------------------------------------------------------------------------------

Inventories:
     Raw materials...............................    $  12,954    $   4,560
     Work in process.............................       78,303       50,769
     Finished systems............................       44,671       43,710
     Field engineering parts and components......       27,459       30,744
                                                     ---------    ---------
                                                     $ 163,387      129,783
                                                     =========    =========

Property, plant, and equipment:
     Property, plant, and equipment...............   $ 647,031    $ 638,972
     Accumulated depreciation.....................    (471,727)    (471,300)
                                                     ---------    ---------
                                                     $ 175,304    $ 167,672
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

                                                                                Quarter Ended
                                           -----------------------------------------------------------------------------------------
                                                         June  28, 1997                             June  29, 1996
                                           ---------------------------------------     ---------------------------------------------
                                              Income        Shares       Per-Share       Income         Shares         Per-Share
in thousands, except per share amounts     (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)       Amount
                                           -----------   -------------   ---------     -----------   -------------     ---------

Basic Earnings Per Share

Net income available to
  common stockholders                       $14,745         40,625       $   .36        $ 7,141          39,045         $  .18
                                                                         =======                                        ======

Effect of Dilutive Securities

Stock Options                                  --            2,951                         --             2,469
                                            -------         ------                      -------          ------

Diluted Earnings Per Share

Net income available to common
  stockholders and assumed
  conversions                               $14,745         43,576       $   .34        $ 7,141          41,514        $   .17
                                            =======         ======       =======        =======          ======        =======



                                                                              Nine Months Ended
                                           -----------------------------------------------------------------------------------------
                                                         June  28, 1997                             June  29, 1996
                                           ---------------------------------------     ---------------------------------------------
                                              Income        Shares       Per-Share       Income         Shares         Per-Share
in thousands, except per share amounts     (Numerator)   (Denominator)     Amount      (Numerator)   (Denominator)       Amount
                                           -----------   -------------   ---------     -----------   -------------     ---------

Basic Earnings Per Share

Net income available to
  common stockholders                       $38,941         40,155       $   .97        $18,184           38,563         $   .47
                                                                         -------                                         -------

Effect of Dilutive Securities

Stock Options                                  --            2,703                         --              2,497
                                            -------         ------                      -------           ------

Diluted Earnings Per Share

Net income available to common
  stockholders and assumed
  conversions                               $38,941         42,858       $   .91        $18,184           41,060        $   .44
                                            =======         ======       =======        =======           ======        =======



           For the quarters and nine-month periods ended June 28, 1997 and June 29, 1996, the assumed conversion of convertible debentures, giving effect to the incremental shares and the adjustment to reduce interest expense, is anti-dilutive and has therefore been excluded from the computation.


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

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report. The results of operations for the quarter ended June 28, 1997 are not necessarily indicative of the results of the entire fiscal year.

Note 4.  Long-term Debt

           On May 21,1997, the Company sold $212.8 million of its 6% Convertible Subordinated Notes due 2004. The 6% Convertible Subordinated Notes are convertible at the option of the holder, at any time after 90 days following the original issuance and prior to maturity, into shares of Common Stock of the Company at a conversion price of $26.194 per share, subject to adjustment for certain events. The notes are subordinated to all Senior Indebtedness (as defined in the indenture under which the notes were issued). The notes are not redeemable by the Company prior to May 18, 2000. At any time on or after May 18, 2000, the Company may redeem the notes at decreasing redemption prices, and may be redeemed at the option of the holder if there is a Fundamental Change (as defined in the indenture) in the Company's operation. The indenture does not contain any financial covenants or any restrictions on the payment of dividends or the repurchase of the Company's securities. Deferred debt issuance costs at June 28, 1997 of $5.5 million are being amortized to interest expense over the life of the notes.

           Approximately $23 million of the net proceeds from the issuance of 6% Convertible Subordinated Notes was used for the early retirement of the Company's remaining 8 3/8% Sinking Fund Debentures due 2002.

           On July 18, 1997, the Company announced that it will redeem all $125 million of its 7 3/4% Convertible Subordinated Debentures due 2001. The redemption will be effective August 18, 1997. The debentures will be redeemed at a price of 103.1% of the principal face value plus accrued interest through August 18, 1997. Alternatively, the debentures may be converted into Common Stock of Data General at a conversion price of $19.20 anytime before the close of business on August 18, 1997. Coordination of the redemption will be handled by State Street Bank and Trust Company, Trustee of the debentures.

Note 5. Letter of Credit and Reimbursment

          On May 19, 1997, the Company amended certain covenants of its $30 million unsecured letter of credit and reimbursement facility with a group of banks. This agreement is available to secure issuances of letters of credit. The current agreement has a duration of 364 days. The facility contains certain covenants, including restrictions on the sale or pledge of certain assets, the declaration of dividends, and the incurrence of other debt. There are $4.7 million letters of credit secured by this facility at June 28, 1997.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Financial Condition

           Cash and temporary cash investments as of June 28, 1997 were $310.8 million, an increase of $131.8 million from the end of fiscal 1996. At the same date, the Company held $25.4 million in marketable securities, a net decrease of $.2 million during the current nine-month period. In total, cash and temporary cash investments along with marketable securities increased $131.6 million for the current nine-month period. The increase was mainly attributable to the net proceeds received from the issuance of 6% Convertible Subordinated Notes due 2004, which was partly offset by the retirement of $26.9 million of the 8 3/8% Sinking Fund Debentures and the purchases of inventory required for the growth of the Company's server and storage businesses. The marketable securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, as well as an equity security recorded at the fair market value of $3.8 million and classified as available-for-sale. The unrealized gain on marketable securities of $2.6 million is recorded as a separate component of shareholders' equity. Net cash provided from operations for the nine months ended June 28, 1997 totaled $64 million; expenditures for property, plant, and equipment were $82.6 million; capitalized software development costs totaled $25.9 million; and cash provided from stock plans totaled $8.1 million. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $3.4 million.

           Net receivables were $257 million, a decrease of $ .8 million from $257.8 million at fiscal year-end 1996. Revenues for the current quarter ended June 28, 1997 were higher than those of the quarter ended September 28, 1996; however, the days sales outstanding decreased from 70 days to 60 days due to increased cash collections from customers. Total inventories at June 28, 1997 were $163.4 million, an increase of $33.6 million from fiscal year-end 1996 primarily due to increased purchases related to the growth of the Company's CLARiiON product line. Fixed asset dispositions related to the sale of demonstration equipment totaled $7 million for the current nine-month period. Management expects that sales of demonstration equipment will continue.

           During the current nine-month period, the Company paid $1.9 million to retire notes payable that had consisted of borrowings by Data General France SAS. The decrease of $7.3 million in accounts payable from fiscal year-end 1996 levels was attributed mainly to the timing of payments related to material purchases. Other current liabilities, excluding the current portion of long-term debt, decreased $25.3 million from fiscal year-end 1996. This decrease was primarily a result of payments made relating to previously recorded restructuring accruals and state income taxes, as well as reduced employee-related accruals. Long-term debt, including the current portion of long-term debt, increased $185.9 million from fiscal 1996 year-end as a result of the Company issuing $212.8 million 6% Convertible Subordinated Notes due 2004, which was partially offset by retiring $26.9 million of the 8 3/8% Sinking Fund Debentures due 2002.

           During fiscal years 1995 and 1994, the Company recorded restructuring charges of $43 million and $35 million, respectively. No material changes in estimates to prior provisions or additional charges were recorded during fiscal 1996 or the first nine-month period of fiscal 1997. The following table sets forth the Company's restructuring activities for the nine-month period ended June 28, 1997. All charges, excluding asset writedowns and certain other charges, are cash in nature and are funded from operations.

                                                                                  Nine Months Ended
                                                          Sept. 28, 1996            Jun. 28, 1997             Jun. 28, 1997
in millions                                                  Balance                   Charges                    Balance
------------------------------------------------------------------------------------------------------------------------------------
Provisions related to terminated employees                    $ 2.5                    $ 1.4                      $ 1.1
Provisions for leases                                          10.0                      3.4                        6.6
Writedown of assets to be sold
 or discarded and other                                         2.0                       .7                        1.3
                                                              -----                    -----                      -----

           Total                                              $14.5                    $ 5.5                      $ 9.0
                                                              =====                    =====                      =====


           The employee terminations related to the 1995 restructuring charges were substantially completed during fiscal 1996. The remaining reserves at June 28, 1997 are for the remaining severance payments due to employees impacted by the restructuring actions. The charges and remaining provisions for leases are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in Europe.

           On July 18, 1997, the Company announced that it will redeem all $125 million of its 7 3/4% Convertible subordinated Debentures due 2001. The redemption will be effective August 18, 1997. The debentures will be redeemed at a price of 103.1% of the principal face value plus accrued interest through August 18, 1997. Alternatively, the debentures may be converted into Common Stock of Data General at a conversion price of $19.20 anytime before the close of business on August 18, 1997.

Results of Operations

           The Company reported net income of $14.7 million for the current quarter ended June 28, 1997, an increase of 107% from $7.1 million for the comparable prior-year period. Net income was $38.9 million for the nine months ended June 28, 1997, an increase of 114% from $18.2 million for the first nine-month period of fiscal 1996.


Revenues (in millions)

------------------------------------------------------------------------------------------------------------------------------------
                                            Quarter ended                                         Nine months ended
                            ---------------------------------------------       ----------------------------------------------------

                              6/28/97          Change             6/29/96          6/28/97             Change             6/29/96
                            ---------------------------------------------       ----------------------------------------------------
Product                      $294.2            31%                $224.1           $836.0              21%                $688.4
  % of Total Revenues          75%                                  69%              74%                                    70%

Service                        97.1            (2%)                 99.1            293.1              (2%)                297.6
  % of Total Revenues          25%                                  31%              26%                                    30%

Total Revenues               $391.3            21%                $323.2         $1,129.1              15%              $  986.0
------------------------------------------------------------------------------------------------------------------------------------

           In the fiscal quarter ended June 28, 1997, product revenues of $131.7 million from the Company's AViiON family of open systems server products represented an increase of 17% from the comparable period of the prior year. In the current quarter, revenues from the Company's Intel-based AViiON systems increased 89%, while revenues from the Motorola-based AViiON systems declined by 30% with the comparable period of the prior year. The Company anticipates that the percentage of server product revenues generated by the Intel-based AViiON products will continue to increase in fiscal 1997, while the Motorola-based
AViiON system revenues are expected to continue to decline in the future. Product revenues from the Company's CLARiiON storage systems increased 77% from the comparable prior-year period and accounted for 47% of total product revenues in the current quarter. CLARiiON is sold primarily through the Company's Original Equipment Manufacturer and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the Company's customers. CLARiiON product revenues have been concentrated in a limited number of customers, with a significant portion of the Company's CLARiiON product sales to Hewlett-Packard Company. Product revenues from personal computers and peripheral equipment decreased $5.4 million from the same period in the prior year and currently represent 6% of total product revenues compared to 11% for the comparable prior-year period. Proprietary MV revenues declined $3.6 million from the same period in the prior year and currently represent 2% of total product revenues compared to 4% for the comparable prior-year period.

           For the nine months ended June 28, 1997, product revenues of $380.1 million from the Company's AViiON family of open systems server products increased 14% from $334.2 million for the first nine-month period of fiscal 1996. For the nine months ended June 28, 1997, the Company's Intel-based AViiON revenues increased 148%, while product revenues from the Motorola-based AViiON systems declined by 36% as compared with the first nine-month period of fiscal 1996. Product revenues from the Company's CLARiiON storage systems increased 37% for the comparable nine-month period in fiscal 1996. Product revenues from personal computer and peripheral equipment increased $9.1 million from the comparable nine-month period in the prior year and represent 8% of total product revenues for both the current nine-month period and the comparable prior-year period. Proprietary MV system revenues declined $9 million from the comparable period in the prior year, and represent 2% of total product revenues for the current nine-month period as compared to 4% for the comparable period in fiscal 1996.


Revenues by Geographic Marketplace

------------------------------------------------------------------------------------------------------------------------------------
                                                        Percentage of                                  Percentage Change of
                                                    Consolidated Revenues                                  $ of Revenues
                                    -----------------------------------------------------   ----------------------------------------
                                        Quarter ended                Nine months ended                   6/28/97 - 6/29/96
                                    -----------------------------------------------------   ----------------------------------------
                                    6/28/97        6/29/96         6/28/97        6/29/96    Quarter ended        Nine months ended
                                   ------------------------------------------------------   ----------------------------------------
Domestic
Product                               68%            63%             64%            59%           42%                   31%
Service                               59%            58%             58%            57%            1%                   (1%)
Total Revenues                        65%            61%             63%            59%           30%                   22%

Europe
Product                               20%            21%             22%            26%           24%                    4%
Service                               30%            31%             32%            32%           (4%)                  (2%)
Total Revenues                        23%            24%             24%            27%           13%                    2%

Other International
Product                               12%            16%             14%            15%            1%                   13%
Service                               11%            11%             10%            11%          (11%)                  (4%)
Total Revenues                        12%            15%             13%            14%           (2%)                   9%
------------------------------------------------------------------------------------------------------------------------------------

           In the current quarter ended June 28, 1997, the increase in domestic product revenues was primarily a result of increased shipments of CLARiiON and the Company's Intel-based AViiON systems, which was partly offset by the decrease in Motorola-based AViiON system, MV, personal computer and peripheral equipment revenues. The increase in European product revenues, including U.S. direct export sales, for the quarter ended June 28, 1997 was mainly attributable to the increase in CLARiiON and Intel-based AViiON revenues. The increase in other international product revenues, including U.S. direct export sales, for the current quarter was attributable to the increase in Intel-based AViiON revenues.

           In the service business, the Company experienced a 3% decline in contract maintenance revenues in the current quarter ended June 28, 1997 as compared with the quarter ended June 29, 1996, which was partly offset by an 1% growth in professional service revenues during the same period. In Europe, the decrease in service revenues for the current quarter was mainly attributable to the effect of foreign exchange due to a stronger U.S. dollar.

           The increase in domestic product revenues for the nine-month period ended June 28, 1997 was a result of increased CLARiiON shipments, increased shipments of the Company's Intel-based AViiON systems, as well as increased personal computer and peripheral equipment shipments. The increase was partly offset by the decrease in Motorola-based AViiON system and MV revenues. The increase in European product revenues, including U.S. direct export sales, for the nine-month period ended June 28, 1997, was mainly attributable to the increase in Intel-based AViiON and personal computer and peripheral equipment product revenues, which was partly offset by a decrease in MV revenues. The increase in other international product revenues, including U.S. direct export sales, for the nine-month period ended June 28, 1997 was primarily due to the increase in revenues from the CLARiiON and Intel-based AViiON product lines, which was partly offset by decreased personal computer and peripheral equipment revenues.

           For the current nine-month period, total revenues in the European marketplace were also negatively impacted by approximately 3% due to a stronger U.S. dollar as compared to the nine-month period ended June 29, 1996.

Cost of Revenues (in millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                  Quarter ended                                     Nine months ended
                                ----------------------------------------------       ----------------------------------------------

                                     6/28/97          Change          6/29/96           6/28/97           Change            6/29/96
                                ----------------------------------------------       -----------------------------------------------

Product                              $199.4           35%            $147.2             $563.2            21%               $463.9
 % of Product Revenues                 68%                             66%                67%                                67%

Service                                61.4           (4%)             64.0              188.0            (3%)               193.2
 % of Service Revenues                 63%                             65%                64%                                 65%

Total Cost of Revenues               $260.8           23%            $211.2             $751.2            14%               $657.1
 % of Total Revenues                    67%                            65%                67%                                 67%
------------------------------------------------------------------------------------------------------------------------------------

           The increase in the product cost as a percentage of product revenues for the quarter ended June 28, 1997 was primarily caused by the increased proportion of CLARiiON revenues in the Company's product revenue mix. Generally, CLARiiON revenues yield a lower product margin than the Company's AViiON revenues.

           The product cost as a percentage of product revenues for the nine months ended June 28, 1997 was relatively unchanged compared to the same period in the prior year.

Operating Expenses (in millions)

------------------------------------------------------------------------------------------------------------------------------------
                                                             Quarter ended                               Nine months ended
                                                 --------------------------------------    -----------------------------------------
                                                  6/28/97        Change        6/29/96         6/28/97        Change      6/29/96
                                                 --------------------------------------    -----------------------------------------
Research & Development                            $27.8            8%           $25.8          $81.1            14%         $71.4
  % of Total Revenues                               7%                            8%             7%                           7%

Selling, general & administrative                 $85.5           12%           $76.6          $251.6            8%        $231.9
  % of Total Revenues                              22%                           24%              22%                        24%
------------------------------------------------------------------------------------------------------------------------------------

           The Company continued to focus its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices. In the current nine-month period, gross expenditures on research and development and software development before capitalization were $107 million, an increase of 14% from $94 million for the comparable prior-year period. The increase in research and development expenditures is being driven by investment in the next generation of CLARiiON products, in the Company's Non-Uniform Memory Access (NUMA) architecture for high-end servers and in THiiN Line products for the internet.

           The increase in selling, general and administrative expenses was the result of increased sales and marketing efforts in the server and storage businesses. Management believes that in the future, increases of selling, general and administrative expenses may be required to support business growth. However, the Company's objective is to have the ratio of these expenses as a proportion of total revenues continue to decline. At June 28, 1997 the number of employees totaled 5,064, a net increase of 201 and 189 employees from September 28, 1996 and June 29, 1996, respectively.

           Interest income for the current quarter was $2.7 million, a 47% increase from $1.8 million for the comparable period of fiscal 1996, due to higher levels of invested cash. Interest expense for the current quarter was $4.5 million, a 37% increase from $3.3 million for the comparable period of fiscal 1996 due to the interest expense related to the 6% Convertible Subordinated Notes due 2004 which were issued during the fiscal quarter ended June 28, 1997.

           The income tax provision for the current quarter was $.6 million compared to $1.0 million for the comparable prior-year period. The current year tax provision relates primarily to foreign, state and federal alternative minimum taxes.

           Statements concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including Data General's Report on Form 10-K for the 1996 fiscal year ended September 28, 1996 and this Quarterly Report on Form 10-Q for the third fiscal quarter of 1997, which ended June 28, 1997.

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

           The Company's second patent infringement suit against IBM Corporation which commenced in May 1996, is in the discovery stage in the United States District Court in Worcester, Massachusetts. See Part II, Item 1, "Legal Proceedings" to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 1996. The Company alleges, among other matters, that several IBM products, including IBM's AS/400 RISC-based computer product line, infringe certain of the Company's patents and seeks, among other relief, injunctive and compensatory damages. In July 1997, IBM answered the Company's complaint, denied the Company's infringement claims and counterclaimed against the Company, alleging that the Company's CLARiiON computer systems infringe one IBM patent.

           The Company believes its claims are valid, but it cannot predict the outcome of either litigation.


Item 2.   Changes in Securities

           On May 21, 1997, the Company sold an aggregate of $212,750,000 principal amount of 6% Convertible Subordinated Notes (the "Notes") through a private offering to qualified institutional buyers and to certain institutional accredited investors. The initial purchasers were Morgan Stanley & Co. Incorporated and Dillon, Read & Co. Inc. The aggregate of the discounts and commissions of the offering was $5,318,750. The Notes were sold in reliance on Rule 144A under the Securities Act to "qualified institutional buyers", and Rule 501(a)(1), (2), (3) or (7) under the Securities Act to a limited number of other "accredited investors". The Notes are convertible into Common Stock of the Company at any time after 90 days following the original issuance thereof and prior to maturity, unless previously redeemed, at a conversion price of $26.194 per share, subject to adjustment in certain events.

           The Company has filed a Registration Statement on Form S-3 with the Securities and Exchange Commission under the Securities Act, which became effective July 10, 1997, and which permits the resale, on a registered basis, of the Notes and of the shares of Common Stock issuable upon conversion of the Notes from time to time by the selling securityholders. The shares of Common Stock issuable upon conversion of the notes have been approved for listing on the New York Stock Exchange upon official notice of issuance.

           Approximately $23 million of the net proceeds from the issuance of 6% Convertible Subordinated Notes was used for the early retirement of the Company's remaining 8 3/8% Sinking Fund Debentures due 2002.

           On July 18, 1997, the Company announced that it will redeem all $125 million of its 7 3/4% Convertible Subordinated Debentures due 2001. The redemption will be effective August 18, 1997. The debentures will be redeemed at a price of 103.1% of the principal face value plus accrued interest through August 18, 1997. Alternatively, the debentures may be converted into Common Stock of Data General at a conversion price of $19.20 anytime before the close of business on August 19, 1997.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)     Exhibits:

         10. (dd) Amendment dated May 19, 1997 to Letter of Credit and Reimbursement Agreement

         11.       Computation of primary and fully diluted earnings per share.

     (b)   Reports on Form 8-K

             The Company filed a report on Form 8-K on May 15, 1997, which included a copy of a press release regarding the sale of $212.8 million of 6% Convertible Subordinated Notes due 2004 and the retirement of $23 million of 8 3/8% Sinking Fund Debentures due 2002.

           The Company filed a report on Form 8-K on July 21, 1997, which included a copy of a press release regarding the retirement of $125 million of 7 3/4% Convertible Subordinated Debentures due 2001.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DATA GENERAL CORPORATION
                                             (Registrant)


                                          /s/ Arthur W. DeMelle
                               --------------------------------------------
                                              Arthur W. DeMelle
                                            Senior Vice President
                                           Chief Financial Officer



     Dated:  August 8, 1997

                                    EXHIBITS


Index to Exhibits.

     10. (dd) Amendment dated May 19, 1997 to letter of Credit and Reimbursement Aggreeement

     11.            Computation of primary and fully diluted earnings per share.