Form 10-Q/A
period 1997-06-28
DATA GENERAL CORP
filed 1997-08-11
CIK 26999

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 28, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to
--------------------------

                          Commission File Number 1-7352
                         ------------------------------

                            Data General Corporation
             (Exact name of registrant as specified in its charter)



           Delaware                                      04-2436397
          ----------                                    ------------
(State or other jurisdiction             (I.R.S Employer Identification Number)
of incorporation or organization)


4400 Computer Drive, Westboro, Massachusetts                01580
---------------------------------------------            ----------
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

                                    Yes X No
                                       ---  ---
Number of shares outstanding of each of the registrant's classes of common stock, as of July 25, 1997:

  Common Stock, par value $.01                             41,348,441
  ----------------------------                             ----------
    (Title of each class)                               (Number of shares)

================================================================================

Item 6.  Exhibits and Reports on Form 8-K.

     This section is amended and restated in its entirety.

     (a)  Exhibits:

         4. (d) Indenture, dated as of May 21, 1997, between the Company and The Bank of New York filed by the Company on Form S-3 dated June 27, 1997 is incorporated by reference.

             (e) Registration Rights Agreement dated as of May 15, 1997 by and among the Company, Morgan Stanley and Co.Incorporated and Dillon, Read & Co. Inc. filed by the Company on Form S-3 dated June 27, 1997 is incorporated by reference.

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



                                         DATA GENERAL CORPORATION
                                               (Registrant)


                                           /s/ Arthur W. DeMelle
                                  ----------------------------------------
                                               Arthur W. DeMelle
                                             Senior Vice President
                                            Chief Financial Officer



    Dated:  August 11, 1997

                                    EXHIBITS


Index to Exhibits.

      This section is amended and restated in its entirety.

      4.  (d)    Indenture,  dated as of May 21, 1997,  between the Company and The Bank of New York filed by the Company on Form S-3 dated
                 June 27, 1997 is incorporated by reference.

          (e) Registration Rights Agreement dated as of May 15, 1997 by and among the Company, Morgan Stanley and Co. Incorporated and Dillon, Read & Co. Inc. filed by the Company on Form S-3 dated June 27, 1997 is incorporated by reference.

    10.  (dd)    Amendment dated May 19, 1997 to Letter of Credit and
                 Reimbursement Agreement

    11.          Computation of primary and fully diluted earnings per share.