Form 10-K
period 1997-09-27
DATA GENERAL CORP
filed 1997-12-17
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
     (Mark one)
     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 27, 1997
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to __________________________

                          Commission File Number 1-7352
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
     Common Stock, par value $.01                  New York Stock Exchange
                                                   London Stock Exchange
     Preferred Stock Purchase Rights               New York Stock Exchange
                                                   London Stock Exchange
     -------------------------------               -----------------------
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

                                 Yes X No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     Aggregate market value of common stock held by non-affiliates of the registrant, as of December 1, 1997: $894,699,992

     Number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1997:

     Common Stock, par value $.01                    48,691,156
     ----------------------------                 -----------------
         (Title of each class)                    (Number of shares)


                      Documents incorporated by reference:

Parts I and II - Portions of registrant's  Annual Report to Stockholders for the year ended September 27, 1997.
Part III - Portions of registrant's Proxy Statement dated December 17, 1997.

================================================================================

AViiON, AV Image, CLARiiON, DataGenie, DG/UX, DG/ViiSION, ECLIPSE, and VALiiANT are registered trademarks; Cluster-in-a-Box, Multidimensional Storage Architecture, NTerprise Manager, NUMALiiNE, SiteStak, TeleStor, and THiiN are trademarks; and NT Alert is a service mark of Data General Corporation.

All other brand and product names appearing in this publication are trademarks or registered trademarks of their respective holders.

                                     PART I

Item 1.  Business.

         Data General, incorporated in Delaware on April 15, 1968, designs, manufactures, markets and supports a family of open computer systems including servers and mass storage products. As used herein, the terms "Data General" and the "Company" mean Data General Corporation, and, unless otherwise indicated, its consolidated subsidiaries.

         The Company's products provide solutions for high-performance customer applications such as database management, transaction processing, decision support, accounting and finance, healthcare information systems, telecommunications and video storage, manufacturing planning and control, human resources management and data warehousing. The Company focuses on providing enterprise-level solutions for businesses of all sizes, healthcare providers and government agencies, and has a worldwide sales, service and support network.

         Data General, founded as a minicomputer company, has a history of technology leadership in the computer industry. In 1988, the Company recognized the impact which commodity microprocessors would have on proprietary systems and on the overall economics of the computer business. To capitalize on this trend, in 1989 Data General introduced the AViiON(R) line of open systems, and in 1991 the Company brought to market its first high-availability RAID (Redundant Array of Inexpensive Disks) storage systems. During fiscal 1997, AViiON servers and CLARiiON(R) mass storage products constituted approximately 90 percent of the Company's product revenues.


Strategy.

         Data General's objective is to be a worldwide leader in open server and mass storage products. The key elements of the Company's strategy are to:

         Develop Value-Added and Innovative Systems Technologies. Data General develops value-added and innovative systems technologies to provide a broad spectrum of business-critical, enterprise solutions. The Company believes its competitive position is strengthened by the differentiating features and enhancements that it provides by leveraging its design and engineering competencies with low cost commodity components and subassemblies, world-class manufacturing and the expertise of its suppliers.

         Maintain Technology Leadership. Data General intends to continue to identify market opportunities and rapidly deliver advanced technological products that provide scalability, connectivity and price/performance advantages. The Company believes that its ability to combine open technologies with its own expertise in advanced systems architecture design, manufacturing processes, project management and product development provides it with a competitive advantage and enables it to be early to market with key products. In 1997 the Company announced next generation technologies, including AViiON NT Cluster-in-a-Box, AV 20000 servers based on Non-Uniform Memory Architecture ("NUMA"), and CLARiiON fibre channel storage systems, to meet the future computing and information access needs of its customers.

         Utilize Multi-Channel Distribution and Strategic Alliances. The Company plans to continue using multiple channels of distribution to expand its worldwide market for enterprise server and storage solutions. In addition to expanding its direct sales force, the Company intends to continue to leverage and expand its extensive network of value-added resellers and its strong OEM and other third-party distribution relationships such as those with Hewlett Packard, NEC, Silicon Graphics and Storage Technology. Because enterprise customers often seek integrated solutions, Data General has developed relationships with such companies as Intel, Microsoft, Oracle, Informix, PeopleSoft, SAP, Baan, Meditech, and other selected component and software suppliers.

         Provide Superior Customer Service and Support. Data General intends to continue to provide superior customer service and support. Enterprise customers often require 24-hour, seven-day-a-week support, and prefer a single point of contact to ensure integrated hardware and software support and maintenance. This level of service is often a key factor in selection of a systems vendor. The Company believes that providing comprehensive, responsive service and support gives it a competitive advantage and is a differentiating factor in developing and maintaining customer relationships.


Products and Technologies.

   Server Business

         AViiON computers function as servers and multi-user systems for a wide variety of applications providing solutions for businesses ranging from departments and small businesses to large commercial enterprises that need high availability systems to support large numbers of users, handle large volumes of transactions and support large databases. The AViiON family of computer systems includes two series: the newest series of AViiON servers, introduced in 1995, based on the Intel microprocessor architecture; and an earlier series, available since 1989, based on Reduced Instruction Set Computing (RISC) microprocessors from Motorola. AViiON now has an installed base of approximately 46,000 systems. In fiscal 1997, revenues from the AViiON family were approximately $527 million. Intel-based AViiON servers presently constitute the majority of AViiON revenues.

         The Intel-based AViiON product family includes enterprise servers, high-end departmental and PC servers, and desk-side servers. The Company's enterprise servers combine high performance with extensive reliability, availability and serviceability features typically found on larger computers. Together with a scalable and expandable design, these features make AViiON servers suitable platforms for business-critical commercial applications from independent software vendors such as SAP, PeopleSoft and Oracle. These servers support several operating systems and are capable of running more than 15,000 applications from leading suppliers of databases, languages, office automation and industry applications packages. Intel-based AViiON servers support the Microsoft Windows NT Server operating system, the SCO UnixWare System, various other open operating systems, and the DG/UX(R) operating system, Data General's commercial implementation of the UNIX operating system.

         During 1997, the Company introduced the AV 20000 family of high-performance systems based on Intel Standard High Volume (SHV) server boards and NUMA architecture. This class of product extends the high end of the AViiON product line and enables customers to capitalize on their existing investments in applications written for SMP (symmetric multiprocessing) systems. AV 20000 systems are sold by the Data General sales force and are also expected to be marketed through OEM relationships.

         Data General also is developing the THiiN(TM) Line, a new family of products for the Internet. THiiN Line servers are being designed to function in two key areas: Information Servers and Thin Servers. Information servers are single-function devices optimized to perform various Internet tasks, such as to dispatch HTML pages, to meet electronic commerce needs, or to run specific applications. Data General's first information server, the SiteStak TW-500, began shipping to customers in October 1997. These devices are being designed to function as connectivity gateways and file servers for groups of clients--laptops, PCs, thin clients, or other Internet appliances. THiiN servers are expected to be available in 1998.

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

         The total purchase price of any computer system varies depending upon the processing power, size of main memory and storage capacity, and upon the types and quantities of accessory, peripheral controller subassembly, and peripheral equipment ordered. Prices of the Company's various products range from less than $500 to over $1,000,000. Dollar volume discounts are offered on most products sold by the Company. The Company's new products and revisions to existing products have typically resulted in improved price/performance ratios for its customers.

         AViiON servers and related systems, including personal computers and earlier generation ECLIPSE MV computers, represented 42% of consolidated total revenues for the fiscal year ended September 27, 1997, 43% of consolidated total revenues for the fiscal year ended September 28, 1996, and 49% of consolidated total revenues for the year ended September 30, 1995.

   Storage Business

         CLARiiON supports a wide range of open systems computing platforms with a broad family of storage products ranging from disk arrays for the PC/local area network market to high-capacity, high-availability arrays for enterprise storage applications. CLARiiON mass storage disk arrays support the UNIX operating system, Windows NT Server, SCO UnixWare and OS/2, as well as Novell NetWare. CLARiiON products operate on a wide range of open systems computing platforms, including systems from IBM, Digital Equipment, Sun Microsystems, Hewlett Packard, Sequent and Silicon Graphics. The majority of CLARiiON revenues are derived through OEM relationships with major systems vendors and storage suppliers. However, CLARiiON products are also sold through systems integrators and distributors. Approximately 56,000 CLARiiON systems have been shipped since 1991.

         During 1997, the Company introduced and began delivering a new generation of CLARiiON products based on "fibre channel" technology. Fibre channel technology has distinct advantages over SCSI technology, which is used in the existing generation of CLARiiON and competitive storage systems. Fibre channel advantages include increased bandwidth, enabling the movement of up to five times as much data, and greater scalability, permitting use of much larger disk arrays. Fibre channel technology will also allow a significant increase in the permitted distance between servers and CLARiiON storage devices.

         Data General believes that fibre channel-based CLARiiON products will provide the Company with opportunities for incremental revenues with existing customers as the new fibre channel architecture emerges to complement existing SCSI products. The Company believes that fibre channel technology also will permit the Company to pursue new applications and to expand its sales into new markets such as telecommunications and video.

         Storage revenues represented 33% of consolidated total revenues for the fiscal year ended September 27, 1997, 27% of consolidated total revenues for the fiscal year ended September 28, 1996, and 16% of consolidated total revenues for the year ended September 30, 1995.

Contract Manufacturing

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


Services.

         Data General offers services and support in three primary areas: customer service, professional services and customer training. Customer services consist of maintenance of computer and computer peripheral products, on both a contract and time-and-materials basis. The Company's professional services focus on providing customer-specific solutions, such as the development of specialized applications, configuration and installation of computer and network systems and applications, and system migration, rehosting, and database implementation. The Company also offers over 250 course titles of basic and advanced information technology training.

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

         The majority of the Company's service revenues are related to the Company's AViiON systems business. Service revenues represented 25% of consolidated total revenues for the fiscal year ended September 27, 1997, 30% of consolidated total revenues for the fiscal year ended September 28, 1996, and 35% of consolidated total revenues for the year ended September 30, 1995.


Marketing and Distribution.

         The Company uses multiple distribution channels, including direct sales, mass merchandising, reseller channels, and OEM sales. Sales divisions are structured to cover the following major geographic areas: the United States, Europe, Asia/Pacific, Canada and Latin America. The Company also has a sales division dedicated to the healthcare market.

         The Company sells its AViiON systems directly to end users by its sales force of approximately 900 sales representatives and systems engineers. In addition the Company uses indirect channels such as systems integrators, software suppliers, distributors and industry-specific VARs to broaden sales of its AViiON products into many specialized markets.

         The Company's CLARiiON Business Unit uses primarily third-party distribution channels such as OEMs, distributors and VARs. Major customers include Hewlett Packard, NEC, Sequent, Silicon Graphics, and Storage Technology.

         The Company provides lease financing through various leasing and financing programs arranged with third parties. Data General Leasing provides flexible financing programs for all Data General products, as well as third party hardware, software and services. These programs are available worldwide for resellers, distributors and end users.

         The largest single customer during fiscal 1997 was Hewlett-Packard, which purchases primarily CLARiiON storage systems for resale to its customers. Hewlett-Packard accounted for 16% of consolidated total revenues in fiscal 1997. The Company did not have any other customers with revenues exceeding 10% of the Company's consolidated total revenues during fiscal 1997. The Company's business is not subject to any unusual seasonal fluctuations.

         The Company generally attempts to minimize the time from receipt of a customer's order to shipment and virtually no orders are booked with shipment dates in excess of one year from the date of order. As the Company's product mix has shifted more towards industry-standard systems, the average time from order date to shipment date has decreased. In addition, a substantial portion of the orders received by the Company are subject to cancellation without significant penalty, at the option of the customer at any time prior to shipment. Therefore, the Company believes that disclosure of its backlog is not material to an understanding of the Company's business.

Organization and Structure.

         The Company's Worldwide Sales operations are responsible for direct sales, mass merchandising, and reseller channels. Sales divisions are structured to cover the following major geographic areas: the United States, Europe, Asia, the Pacific Rim, Canada, and Latin America. The Worldwide Healthcare Division is responsible for sales and marketing activities in the healthcare market.

         The Company's AViiON Marketing activities are focused on providing enterprise software solutions.

         The CLARiiON Business Unit is responsible for development and marketing of the Company's CLARiiON family of open mass storage products.

         The THiiN Line Business Unit is responsible for development and marketing of Internet appliances, including thin servers, network attached storage, and information servers.

         The Services organization encompasses Customer Service (the Customer Support Center, field engineering and other technical services); Professional Services, which provides customers worldwide with complete services to design, implement, and support commercial computing environments; Business Practices aimed at supporting specific markets; and Educational Services.

         Manufacturing and Corporate Quality is responsible for producing Data General systems; for procuring associated components, subassemblies, peripherals, and various other products which are incorporated into Data General systems or sold under the Data General label; for the operation of the VALiiANT contract manufacturing business unit; and for overall corporate quality assurance.

         The Finance and Administration organization includes the Controller, the Treasurer, Information Management, Legal, Investor Relations, Property Management, Customer Order Fulfillment, and Human Resources functions.


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


Patents.

         In November 1994 and in May 1996, the Company commenced patent infringement litigation against International Business Machines Corporation charging infringement of certain of the Company's patents (see "Item 3. Legal Proceedings", below). Although the Company believes its claims are valid, it cannot predict the outcome of the litigation. Should the Company prevail in the litigation, such patents could play a significant role in the conduct of its business and accordingly would be material. The Company believes that most of its remaining patents do not presently play a significant role in the conduct of its business or in its industry in general and most patents, granted or which may be granted to it, while anticipated to be of value, are not expected to be of material significance. The Company also owns certain copyrights, trademarks and proprietary information.

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


Competition.

         The computer industry has been characterized by rapid technological change, product improvement, and price reductions. During fiscal 1997, the Company experienced revenue growth in the U.S., Europe, and in other geographical areas. Product revenues increased 24%, driven by growth in the Intel-based AViiON server line, and continuing growth in the CLARiiON line of mass storage devices. The Company believes that the transition to Intel-based AViiON servers is progressing smoothly. Data General's future may be adversely affected by new technology developed by others or by price reductions initiated by competitors. Some of the Company's competitors are larger companies and have substantially greater resources than the Company. The Company also competes with a number of smaller manufacturers. The Company believes that it is a significant manufacturer of multi-user computer systems, servers, and mass storage devices for commercial applications.

         The Company's AViiON systems have become increasingly competitive since they were introduced in fiscal 1989, as more applications were ported to the platform and new product introductions added to the depth of the product family. The Company believes its AViiON systems compete favorably with standards-based systems from other industry-leading vendors based upon a wide range of features and performance, including high availability and clustering; the ability to run multiple operating systems, including Windows NT Server, the Company's DG/UX operating system, and SCO UnixWare; and the availability of an extensive range of applications software.

         The Company believes its AViiON systems also compete favorably as a result of their ability to connect with a variety of desktop systems manufactured by the Company and by other vendors. The Company's worldwide service and support capability, which includes service for certain products manufactured by other vendors (such as PCs and workstations), also enhances the competitive strength of the Company's product families.

         The Company believes that its CLARiiON product was the first open, RAID-based mass storage product. This product supports UNIX-based computers from IBM, Digital Equipment Corporation, Sun Microsystems, Hewlett-Packard, Sequent Computer Systems, Inc. and Silicon Graphics, Inc., as well as with systems running on Novell NetWare, NT, and DG/UX. The Company believes it is a leader in developing fibre channel-based storage products.


Research and Development.

         The Company believes that if it is to compete successfully in the industry it will require a continuing commitment to research and development. Research and development expenses were $110.0 million in fiscal 1997, $98.0 million in fiscal 1996, and $85.9 million in fiscal 1995. Gross expenditures on research and development and software development in fiscal 1997, before capitalization, increased 14% compared to fiscal 1996. Research and development work contracted to third parties during fiscal 1997 was insignificant. During fiscal 1997, the Company focused its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices, including related software and services. This includes development work on systems based on NUMA architecture for high-end computer systems, fibre channel storage, and work on servers and storage systems for future Internet applications.

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

Environmental Conditions.

         The Company's various manufacturing facilities are subject to numerous laws and regulations designed to protect the environment, particularly from plant wastes and emissions. In the Company's opinion, it is in material compliance with such laws and regulations. Compliance has not had, and is not expected to have, a material effect upon the Company's capital expenditures, results of operations, or competitive position.


Employees.

         The Company had approximately 5,100 employees as of September 27, 1997, compared with 4,900 employees as of September 28, 1996, and 5,000 employees as of September 30, 1995. The Company's employees are not covered under any collective bargaining agreements, and the Company has not experienced any significant labor problems. The Company believes that its relationship with its employees is good.


International Operations.

         Foreign business is conducted through Company owned subsidiaries and through a network of representatives and distributors. International revenues, including U.S. direct export sales, amounted to approximately 37% of consolidated total revenues in fiscal 1997, and 40% and 45% of consolidated total revenues in fiscal 1996 and 1995, respectively. The majority of Data General's international revenues are derived from western Europe, Asia and Canada. In view of the locations and diversification of its international activities, the Company does not believe that there are any special risks beyond the normal business risks attendant to activities abroad. The Company maintains a hedging program to minimize its exposure to foreign currency fluctuations. Additional information relating to the Company's international operations, including financial information by major geographic area, is included in "Note
12. Geographic Segment Data" on page 33 of the Company's Annual Report to Stockholders for the fiscal year ended September 27, 1997.

                                  RISK FACTORS

         This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ materially from those projected or contemplated in the forward-looking statements as a result of certain of the risk factors set forth below and incorporated by reference in this Report. In addition to the other information contained and incorporated by reference in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.


Changing Technologies.

         To compete effectively in the server and mass storage markets, the Company must continue to introduce new products and features that address the needs and preferences of its target markets. The server and storage markets are characterized by short development cycles that are driven by rapidly changing technology as well as declining product prices. There can be no assurance that the Company will be able to continue to introduce new competitively priced products, that the market will be receptive to its products or features, or that competitors will not introduce advancements ahead of Data General. Furthermore, there can be no assurance that the Company will develop or have access to new competitive technology to permit it to introduce new products and features for its target markets. In addition, the Company must make strategic decisions from time to time as to which new technologies will result in products for sale to markets that will experience future growth, and must form and maintain strategic alliances for the design and marketing of its products. If the Company is not successful in continuing to introduce new products in the growing segments of the market or in forming and maintaining critical strategic relationships, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Suppliers.

         Certain components and products that meet the Company's requirements are available only from a limited number of suppliers. Among those components are disk drives, microprocessors and certain proprietary integrated circuits. The Company purchases each of these components from a single supplier or a small number of qualified suppliers. The rapid rate of technological change, and the necessity of developing and manufacturing products with short life-cycles may intensify these risks. The inability to obtain components and products as required, or to develop alternative sources if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company's business, financial condition and results of operations.

Indirect Channels of Distribution.

         Substantially all of the Company's CLARiiON sales, and a significant portion of the Company's AViiON sales, are derived from reseller and OEM channels. A single OEM channel customer during fiscal 1997 accounted for approximately 16% of the Company's consolidated revenues. The Company's financial results could be adversely affected if this customer or any other material reseller or OEM were to substantially decrease its orders, or change configurations, or terminate its relationship with the Company. Further, the utilization of indirect channels of distribution tends to limit the Company's ability to predict customer orders.

Concentrated Manufacturing Operations.

         Over the last several years, the Company has consolidated its various manufacturing operations into three facilities. As a result of this consolidation, most of the Company's assembly, test, systems integration, and distribution operations are performed at its Apex, North Carolina and Southborough, Massachusetts facilities. The Company's ability to ship products and the Company's business, financial condition and results of operations could be adversely affected were the Apex or Southborough facilities not able to operate at required levels.

Capitalization of Software Development Costs.

         The Company has made and continues to make significant investments in software development efforts. The amount of expenditures that qualify for capitalization under SFAS 86 (Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed) may vary from period to period as software projects progress through the development life-cycle. These variations could impact the Company's operating results in any given period. Unamortized software development costs were $77 million at September 27, 1997. If technological developments or other factors were to jeopardize the realizability of such assets, the Company could be required to write off all or a substantial portion of such capitalized values, which would have a material adverse effect on the Company's results of operations for the period in which the write-off occurred.


Item 2.  Properties.

         The Company's executive offices are located in Westborough, Massachusetts. Manufacturing, research and development, service, marketing, and administrative support facilities are located in various states and countries throughout the world. All buildings are modern, air conditioned, and suitable and adequate for the present activities of the Company. Substantially all manufacturing equipment is owned by the Company and is well maintained.

         Additional information regarding the Company's principal plants and properties is included under the heading "Facilities" on page 35 of the Company's Annual Report to Stockholders for the fiscal year ended September 27, 1997.

Item 3.  Legal Proceedings.

         The Company has been engaged in patent infringement litigation against IBM Corporation since November 1994. Two lawsuits, both in the discovery stages, are pending in the United States District Court for the District of Massachusetts in Worcester. The Company alleges that several IBM products including the AS/400 midrange systems and the AS/400 RISC-based computer product line infringe various Company's patents. Both suits seek compensatory damages and, where appropriate, injunctive relief. IBM has answered both complaints, has denied the Company's infringement claims and has interposed counterclaims alleging that the Company's AViiON and CLARiiON computer systems infringe IBM patents.

         Although the Company believes its claims are valid, it cannot predict the outcome of the litigation. In the opinion of management, based on preliminary evaluation of the IBM patents covered in the counterclaims and subject to the risks of litigation, the counterclaims are without merit, the Company will prevail thereon and the counterclaims will not have a material adverse impact on the results of operations or the financial position of the Company.

         The Company and certain of its subsidiaries are involved in various other patent infringement, contractual, and proprietary rights suits. In the opinion of management, the conclusion of these suits will not have a material adverse effect on the financial position or results of operations and cash flows of the Company and its subsidiaries.


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


Executive Officers of the Registrant.

         Frederick R. Adler(1), Age 71, Chairman of the Executive Committee of the Board of Directors since July 1982; Managing General Partner of Adler & Company, a venture capital investment firm, and a general partner of its related investment funds for more than five years; of counsel to Fulbright & Jaworski L.L.P., Attorneys, and until December 1995, Senior Partner of such firm.

         Ronald L. Skates(1), Age 56, President and Chief Executive Officer of the Company since November 1989; Executive Vice President and Chief Operating Officer of the Company from August 1988 to November 1989; Senior Vice President of the Company from November 1986 to August 1988; Chief Financial Officer of the Company from November 1986 to August 1987; Partner, Price Waterhouse from July 1976 to November 1986.

         J. Thomas West, Age 58, Senior Vice President of the Company since November 1988; Vice President of the Company from September 1983 to November 1988. Effective January 1, 1998, Mr. West will reduce his day-to-day involvement with the Company and begin a new position as a technology consultant. In this capacity he will maintain an exclusive consulting relationship with Data General and continue to provide advice and guidance on technology direction.

         William J. Cunningham, Age 59, Senior Vice President of the Company since November 6, 1996; Vice President of the Company from August 1989 to October 1996; prior positions at Apollo Computer Inc. included Vice President and General Manager, Manufacturing and Research and Development, from October 1988 to June 1989; and Vice President and General Manager, Manufacturing and Distribution, from September 1987 to September 1988; Vice President, U.S. Manufacturing, for Honeywell Bull from March 1986 to September 1987.

         Arthur W. DeMelle, Age 57, Senior Vice President of the Company since November 6, 1996; Vice President of the Company from March 1992 to October 1996 and Chief Financial Officer of the Company since March 1992; prior positions included Senior Vice President of Finance and Administration at Chep USA from November 1989 to March 1992; Executive Vice President and Chief Financial Officer at Emery Air Freight Corporation from April 1987 to May 1989; and Executive Vice President and Chief Financial Officer at Purolator Courier Corporation from July 1980 to April 1987.

         Joel Schwartz, Age 55, Senior Vice President of the Company since November 6, 1996; Vice President of the Company from February 1989 to October 1996; President and Chief Operating Officer of Polygen Corp. from August 1986 to February 1989.

         William L. Wilson, Age 53, Senior Vice President of the Company since November 6, 1996; Vice President of the Company from March 1994 to October 1996; prior positions with International Business Machines Corporation including Assistant General Manager for Marketing - Enterprise Systems from 1992 to 1993, General Manager of IBM's Integrated Systems Solutions Corporation (ISSC) from 1990 to 1992, and Marketing and Sales Director for U.S. Marketing Services from 1989 to 1990.

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



(1) Member of Board of Directors and Executive Committee thereof.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         The information contained under the headings "Stock Price Range" on page 34; and "Number of Stockholders," "Dividend Policy," and "Stock Exchange Listing" on page 37 of the Company's Annual Report to Stockholders for the fiscal year ended September 27, 1997 is incorporated herein by reference.


Item 6.  Selected Financial Data.

         The information contained under the heading "Five Year Summary of Selected Financial Data" on page 14 of the Company's Annual Report to Stockholders for the fiscal year ended September 27, 1997 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 15 through 19 of the Company's Annual Report to Stockholders for the fiscal year ended September 27, 1997 is incorporated herein by reference. This information should be read in conjunction with the related consolidated financial statements incorporated by reference under Item 8.


Item 8.  Financial Statements and Supplementary Data.

         The information  contained in the  consolidated  financial  statements, notes to consolidated financial statements, and report of independent accountants, under the heading "Quarterly Financial Data (Unaudited)," and "Facilities," on pages 20 through 35 of the Company's Annual Report to Stockholders for the fiscal year ended September 27, 1997 is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         The information contained under the heading "Proposal No. 1 - Election of Seven Directors" on pages 4 through 7 of the Company's Proxy Statement dated December 17, 1997 is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I hereof.


Item 11.  Executive Compensation.

         The information contained under the headings "Summary Compensation Table", "Option Grants in the 1997 Fiscal Year", "Option Exercises in the 1997 Fiscal Year and 1997 Fiscal Year-End Option Values", "Compensation Pursuant to Plans", "Employee Agreements" and "Compensation of Directors" on pages 8 through 18 of the Company's Proxy Statement dated December 17, 1997 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information contained under the heading "Beneficial Ownership of Common Stock" and in the second paragraph and related table under the heading "Proposal No. 1 - Election of Seven Directors" on pages 2 through 5 of the Company's Proxy Statement dated December 17, 1997 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

         Not applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

         (a) 1 and 2.  Index to financial statements and related schedule:

                                                                            Page
Five-year summary of selected financial data...............................  14*

Management's discussion and analysis of financial condition and results of
     operations.......................................................    15-19*
Consolidated balance sheets at September 27, 1997 and September 28, 1996.. 21* For fiscal years ended September 27, 1997, September 28, 1996, and
     September 30, 1995:
          Consolidated statements of operations............................  20*
          Consolidated statements of cash flows............................  22*
          Consolidated statements of stockholders' equity..................  23*
Notes to consolidated financial statements............................    24-33*
Report of independent accountants..........................................  34*
Supplemental financial information.........................................  34*
Facilities.................................................................  35*
Report of independent accountants on financial statement schedules.........  23
Financial statement schedule:
          Schedule II - Valuation and qualifying accounts..................  24


         The financial statement schedule should be read in conjunction with the financial statements in the 1997 Annual Report to Stockholders. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

----------------------

* Page references are to the 1997 Annual Report to Stockholders. The 1997 Annual Report to Stockholders is not to be deemed filed as part of this Report except for those parts thereof specifically incorporated by reference into this Report.

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

     (c)  By-Laws of the Company, as amended.

4. (a) Rights Agreement Renewed and Restated as of October 19, 1996 between the Company and The Bank of New York, as Rights Agent, previously filed on June 27, 1996, as Exhibit 1 to the Company's Amendment to Registration Statement on Form 8-A/A, which is incorporated herein by reference.

     (b) Indenture, dated as of May 21, 1997, between the Company and The Bank of New York, previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, which is incorporated herein by reference.

     (c) Registration Rights Agreement dated as of May 15, 1997, between and among the Company and Morgan Stanley and Co. Incorporated and Dillon, Read & Co. Inc. previously filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, which is incorporated herein by reference.

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

     (i) Form of Amendment to Employee Incentive Stock Option Agreement, previously filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

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

     (n) Form of Employment Agreements between the Company and its full-time officers, previously filed as Exhibit 10(a) to the Company's Quarterly
     Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

     (o) Form of Amendment dated September 1, 1993, to various Employment Agreements between the Company and its full-time officers, previously filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

     (p) Form of Indemnity Agreement between the Company and its officers and directors, previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

     (q) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the Company and its highly compensated employees, previously filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (r) Form of Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the Company and its current President and Chief Executive Officer, previously filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (s) 1994 Non-Employee Director Stock Option Plan, Appendix A to the prospectus included in the Company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

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

     (v) Employee Qualified Stock Purchase Plan, previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-31159, which is incorporated herein by reference.

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

     (y) Amendment dated December 10, 1995 to Letter of Credit and Reimbursement Agreement, previously filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, which is incorporated herein by reference.

     (z)  Summary of 1997  Fiscal  Year Bonus  Opportunity  for Chief  Executive
     Officer, previously filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996, which is incorporated herein by reference.

     (aa)   Amendment   dated   December  11,  1996  to  Letter  of  Credit  and
     Reimbursement Agreement, previously filed as Exhibit 10(bb) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996, which is incorporated herein by reference.

     (bb) Amendment dated April 18, 1997 to Letter of Credit and Reimbursement Agreement, previously filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997, which is incorporated herein by reference.

     (cc) Amendment dated May 19, 1997 to Letter of Credit and Reimbursement Agreement, previously filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, which is incorporated herein by reference.

    (dd) Stock Compensation Plan for Non-Employee Directors, previously filed as
    Exhibit  4.2  to  the   Company's   Registration   Statement  on  Form  S-8,
    Registration Number 333-31159, which is incorporated herein by reference.

    (ee) Credit agreement dated September 30, 1997 between the Company and NationsBank of Texas, N.A.

    (ff) 1997 Non-Officer Employee Stock Option Plan.

    (gg) Form of 1997 Non-Officer Employee Stock Option Plan Agreement.

11.   Computation of primary and fully diluted earnings per share.

13. Annual report to stockholders for the fiscal year ended September 27, 1997, certain portions of which have been incorporated herein by reference.

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

                                               DATA GENERAL CORPORATION
                                                   (Registrant)
                                               By:/s/ Ronald L. Skates
                                            --------------------------------
                                                   Ronald L. Skates
                      President and Chief Executive Officer

December 17, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                               Title                      Date
   ---------                               -----                      ----
 /s/ Ronald L. Skates                President and Chief
--------------------------------     Executive Officer;
 Ronald L. Skates                         Director            December 17, 1997


 /s/ Frederick R. Adler             Chairman of Executive
--------------------------------    Committee of Board of
 Frederick R. Adler                  Directors; Director      December 17, 1997


 /s/ Jeffrey M. Cunningham               Director            December 17, 1997
--------------------------------
 Jeffrey M. Cunningham


 /s/ Arthur W. DeMelle              Senior Vice President;
--------------------------------  Chief Financial Officer;    December 17, 1997
 Arthur W. DeMelle                Chief Accounting Officer


 /s/ Ferdinand Colloredo-Mansfeld        Director             December 17, 1997
--------------------------------
 Ferdinand Colloredo-Mansfeld


 /s/ Donald H. Trautlein                 Director             December 17, 1997
--------------------------------
 Donald H. Trautlein

 /s/ Richard L. Tucker                   Director             December 17, 1997
--------------------------------
 Richard L. Tucker


 /s/ W. Nicholas Thorndike               Director             December 17, 1997
--------------------------------
 W. Nicholas Thorndike

                            DATA GENERAL CORPORATION

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Data General Corporation

         Our audits of the consolidated financial statements referred to in our report dated October 29, 1997 appearing on page 34 of the 1997 Annual Report to Stockholders of Data General Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/ PRICE WATERHOUSE LLP

Boston, Massachusetts
October 29, 1997


                                                                                                                 SCHEDULE II


                                                         DATA GENERAL CORPORATION
                                                     VALUATION AND QUALIFYING ACCOUNTS

                                                               (In thousands)


                                                        Balance at
                                                        Previous End                                             Balance at
Description                                               of Year         Additions          Deductions          End of Year
----------------------------------                      ------------      ---------          ----------          -----------
SEPTEMBER 27, 1997

Allowance for doubtful accounts . . . . . . . . . .      $  14,480         $  11,211(a)       $ (9,103)(b)        $  16,588
Valuation allowance on deferred tax asset (c) . . .        204,017            11,504           (20,450)             195,071


SEPTEMBER 28, 1996

Allowance for doubtful accounts . . . . . . . . . .         14,079            10,276(a)         (9,875)(b)           14,480
Valuation allowance on deferred tax asset (c) . . .        201,255            19,827           (17,065)             204,017


SEPTEMBER 30, 1995

Allowance for doubtful accounts . . . . . . . . . .         13,752            10,197(a)         (9,870)(b)           14,079
Valuation allowance on deferred tax asset (c) . . .        209,936             1,008            (9,689)             201,255


------------------------------------------------------------------------------------------------------------------------------

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

     (c) By-Laws of the Company, as amended.

4. (a) Rights Agreement Renewed and Restated as of October 19, 1996 between the Company and The Bank of New York, as Rights Agent, previously filed on June 27, 1996, as Exhibit 1 to the Company's Amendment to Registration Statement on Form 8-A/A, which is incorporated herein by reference.

     (b) Indenture, dated as of May 21, 1997, between the Company and The Bank of New York, previously filed as Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, which is incorporated herein by reference.

     (c) Registration Rights Agreement dated as of May 15, 1997, between and among the Company and Morgan Stanley and Co. Incorporated and Dillon, Read & Co. Inc. previously filed as Exhibit 4(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, which is incorporated herein by reference.

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

     (i) Form of Amendment to Employee Incentive Stock Option Agreement, previously filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1988, which is incorporated herein by reference.

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

     (n) Form of Employment Agreements between the Company and its full-time officers, previously filed as Exhibit 10(a) to the Company's Quarterly
     Report on Form 10-Q for the quarter ended March 25, 1989, which is incorporated herein by reference.

     (o) Form of Amendment dated September 1, 1993, to various Employment Agreements between the Company and its full-time officers, previously filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, which is incorporated herein by reference.

     (p) Form of Indemnity Agreement between the Company and its officers and directors, previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

     (q) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the Company and its highly compensated employees, previously filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (r) Form of Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the Company and its current President and Chief Executive Officer, previously filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (s) 1994 Non-Employee Director Stock Option Plan, Appendix A to the prospectus included in the Company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

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

     (v) Employee Qualified Stock Purchase Plan, previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-31159, which is incorporated herein by reference.

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

     (y) Amendment dated December 10, 1995 to Letter of Credit and Reimbursement Agreement, previously filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, which is incorporated herein by reference.

     (z)  Summary of 1997  Fiscal  Year Bonus  Opportunity  for Chief  Executive
     Officer, previously filed as Exhibit 10(aa) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996, which is incorporated herein by reference.

     (aa)   Amendment   dated   December  11,  1996  to  Letter  of  Credit  and
     Reimbursement Agreement, previously filed as Exhibit 10(bb) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 28, 1996, which is incorporated herein by reference.

     (bb) Amendment dated April 18, 1997 to Letter of Credit and Reimbursement Agreement, previously filed as Exhibit 10(cc) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997, which is incorporated herein by reference.

     (cc) Amendment dated May 19, 1997 to Letter of Credit and Reimbursement Agreement, previously filed as Exhibit 10(dd) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1997, which is incorporated herein by reference.

     (dd) Stock Compensation Plan for Non-Employee Directors, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-31159, which is incorporated herein by reference.

     (ee) Credit agreement dated September 30, 1997 between the Company and NationsBank of Texas, N.A.

     (ff) 1997 Non-Officer Employee Stock Option Plan.

     (gg) Form of 1997 Non-Officer Employee Stock Option Plan Agreement.

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