Form 10-Q
period 1997-12-27
DATA GENERAL CORP
filed 1998-02-05
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 27, 1997
                                                    -----------------
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  transition  period  from   _______________________   to
__________________________

                          Commission File Number 1-7352
                         ------------------------------

                            Data General Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    04-2436397
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


4400 Computer Drive, Westboro, Massachusetts              01580
--------------------------------------------            ---------
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

                                    Yes X No
                                       ---  ---

     Number of shares outstanding of each of the registrant's classes of common stock, as of January 23, 1998:

  Common Stock, par value $.01                          48,704,757
  ----------------------------                      ------------------
     (Title of each class)                          (Number of shares)


================================================================================

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                Quarter Ended
                                                            --------------------
                                                             Dec. 27,   Dec. 28,
in thousands, except per share amounts                         1997       1996
--------------------------------------------------------------------------------

Revenues
    Product ............................................    $267,177    $249,800
    Service ............................................      98,098      98,653
                                                            --------    --------
         Total revenues ................................     365,275     348,453
                                                            --------    --------

Costs and expenses
    Cost of product revenues ...........................     189,171     165,062
    Cost of service revenues ...........................      60,176      64,408
    Research and development ...........................      27,448      26,238
    Selling, general, and administrative ...............      84,371      80,509
                                                            --------    --------
         Total costs and expenses ......................     361,166     336,217
                                                            --------    --------

Income from operations .................................       4,109      12,236

Interest Income ........................................       3,509       1,982
Interest expense .......................................       3,620       3,203
                                                            --------    --------

Income before income taxes .............................       3,998      11,015
Income tax provisions ..................................         500         600
                                                            --------    --------

Net income .............................................    $  3,498    $ 10,415
                                                            ========    ========

Basic net income per share
    Net income per share ...............................    $   0.07    $   0.26
                                                            ========    ========
    Weighted average shares outstanding.................      48,640      39,694
                                                            ========    ========

Net income per share assuming dilution
    Net income per share ...............................    $   0.07    $   0.25
                                                            ========    ========
    Weighted average shares outstanding, including
    common stock equivalents, where applicable .........      50,676      42,087
                                                            ========    ========

No cash dividends have been declared or paid since inception.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)
                                                                 Dec.28,       Sept. 27,
dollars in thousands                                              1997           1997
----------------------------------------------------------------------------------------


Assets
Current Assets
    Cash and temporary cash investments ..................   $   141,347    $   216,814
    Marketable securities ................................       156,624        151,455
    Receivables, net .....................................       303,826        296,375
    Inventories ..........................................       186,131        166,008
    Other current assets .................................        32,696         27,584
                                                             -----------    -----------
Total current assets .....................................       820,624        858,236

Property, plant, and equipment, net ......................       188,111        180,410

Other assets .............................................       103,447         96,222
                                                             -----------    -----------
                                                             $ 1,112,182    $ 1,134,868
                                                             ===========    ===========

Liabilities and stockholders' equity
Current liabilities
    Accounts payable .....................................   $   158,649    $   154,624
    Other current liabilities ............................       207,068        237,198
                                                             -----------    -----------
Total current liabilities ................................       365,717        391,822
                                                             -----------    -----------
Long-term debt ...........................................       212,750        212,750
                                                             -----------    -----------
Other liabilities ........................................         9,075         11,516
                                                             -----------    -----------

Stockholders' equity
    Common stock
         Outstanding - 48,701,000 shares at Dec. 27, 1997
         and 48,588,000 shares at Sept. 27, 1997 (net of
         deferred compensation of $16,874 at Dec. 27, 1997
         and $14,157 at Sept. 27, 1997) ..................       609,194        607,130
Accumulated deficit ......................................       (76,083)       (79,581)
Unrealized gains on marketable securities ................         3,487          2,812
Cumulative translation adjustment ........................       (11,958)       (11,581)
                                                             -----------    -----------
         Total stockholders' equity ......................       524,640        518,780
                                                             -----------    -----------
                                                             $ 1,112,182    $ 1,134,868
                                                             ===========    ===========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                            Quarter Ended
                                                                      ------------------------
                                                                         Dec. 27,     Dec. 28,
in thousands                                                               1997         1996
----------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income .....................................................   $   3,498    $  10,415
    Adjustments to reconcile net income to
     net cash provided from operating activities
         Depreciation ..............................................      19,756       20,042
         Amortization of capitalized software development costs ....       6,403        5,057
         Other non-cash items, net .................................         184          831
         Change in operating assets and liabilities ................     (58,744)     (20,638)
                                                                       ---------    ---------

         Net cash (used by) provided from operating activities .....     (28,903)      15,707
                                                                       ---------    ---------

Cash flows from investing activities
    Expenditures for property, plant, and equipment ................     (31,361)     (23,994)
    Net proceeds from the sales (purchases) of marketable securities      (4,494)     (63,450)
    Capitalized software development costs .........................     (10,702)      (8,160)
                                                                       ---------    ---------

         Net cash used by investing activities .....................     (46,557)     (95,604)
                                                                       ---------    ---------

Cash flows from financing activities
    Cash provided from stock plans .................................         606          774
    Repayment of long-term debt ....................................        --         (3,900)
                                                                       ---------    ---------

         Net cash provided from (used by) financing activities .....         606       (3,126)
                                                                       ---------    ---------

Effect of foreign currency rate fluctuations
 on cash and temporary cash investments ............................        (613)         (83)
                                                                       ---------    ---------

Decrease in cash and temporary cash investments ....................     (75,467)     (83,106)
Cash and temporary cash investments - beginning of period ..........     216,814      178,997
                                                                       ---------    ---------
Cash and temporary cash investments - end of period ................   $ 141,347    $  95,891
                                                                       =========    =========

Supplemental disclosure of cash flow information
    Interest paid ..................................................   $   6,437    $   4,961
    Income taxes paid ..............................................   $     263    $     246

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Consolidated Balance Sheet Details
                                                         Dec. 27,      Sept. 27,
in thousands                                               1997          1997
--------------------------------------------------------------------------------


Inventories
    Raw materials ................................     $  23,003      $  16,169
    Work in process ..............................        87,970         78,335
    Finished systems .............................        46,715         44,349
    Field engineering parts and components .......        28,443         27,155
                                                       ---------      ---------
                                                       $ 186,131        166,008
                                                       =========      =========

Property, plant, and equipment
    Property, plant, and equipment ...............     $ 674,707      $ 657,351
    Accumulated depreciation .....................      (486,596)      (476,941)
                                                       ---------      ---------
                                                       $ 188,111      $ 180,410
                                                       =========      =========


Note 2.  Accounting Policies

         In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                      Quarter Ended
                                         -------------------------------------------------------------------------
                                                   Dec. 27, 1997                          Dec  28, 1996
                                         -----------------------------------   -----------------------------------
                                           Income       Shares     Per-Share     Income       Shares     Per-Share
in thousands, except per share amounts   (Numerator) (Denominator)   Amount    (Numerator) (Denominator)   Amount
                                         ----------- ------------- ---------   ----------- ------------- ---------

Basic Earnings Per Share

Net income available to
  common stockholders                       $ 3,498       48,640      $ .07      $10,415       39,694       $ .26
                                                                       =====                                 =====

Effect of Dilutive Securities

Stock Options                                 --           2,036                     --         2,393
                                            -------       ------                  ------       ------

Diluted Earnings Per Share

Net income available to common
  stockholders and assumed
  conversions                               $ 3,498       50,676      $ .07      $10,415       42,087       $ .26
                                            =======       ======      =====      =======       ======       =====

         For the quarters ended December 27, 1997 and December 28, 1997, the assumed conversion of convertible debentures, giving effect to the incremental shares and the adjustment to reduce interest expense, is anti-dilutive and has therefore been excluded from the computation.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report. The results of operations for the quarter ended December 27, 1997 are not necessarily indicative of the results of the entire fiscal year.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Financial Condition

         Cash and temporary cash investments as of December 27, 1997 were $141.3 million, a decrease of $75.5 million from the end of fiscal 1997. At the same date, the Company held $156.6 million in marketable securities, a net increase of $5.2 million during the current three-month period. In total, cash and temporary cash investments along with marketable securities decreased $70.3 million for the current three-month period. The decrease was mainly attributable to the purchases of inventory required for the growth of the Company's server and storage businesses and payments reducing employee-related accruals. The marketable securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, notes issued by U.S. government agencies, and certificates of deposit, as well as equity securities recorded at the fair market value of $4.8 million and classified as available-for-sale. The unrealized gain on marketable securities of $3.5 million is recorded as a separate component of stockholders' equity. Net cash used by operations for the three months ended December 27, 1997 totaled $28.9 million; expenditures for property, plant, and equipment were $31.4 million; capitalized software development costs totaled $10.7 million; and cash provided from stock plans totaled $.6 million. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $.6 million.

         Net receivables were $303.8 million, an increase of $7.4 million from $296.4 million at September 27, 1997. Total inventories at December 27, 1997 were $186.1 million, an increase of $20.1 million from September 27, 1997, primarily as a result of end-of-quarter procurement required to support both the server and storage businesses. Net property, plant, and equipment increased $7.7 million from September 27, 1997, principally due to the purchases of equipment and capital expenditures for developing both operating and financial systems to support the future growth of the Company. Fixed asset dispositions related to the sale of demonstration equipment totaled $1.5 million for the current three-month period. Management expects that sales of demonstration equipment will continue.

         The increase of $4 million in accounts payable from September 27, 1997 levels was attributed mainly to end-of-quarter inventory procurement. Other current liabilities decreased $30.1 million from September 27, 1997. This decrease was primarily a result of payments reducing employee-related accruals and interest paid on the 6% Convertible Subordinated Notes due 2004. Long-term debt of $212.8 million remained unchanged from September 27, 1997.

         During fiscal year 1995, the Company recorded restructuring charges of $43 million. No material changes in estimates to prior provisions or additional charges were recorded during the first three-month period of fiscal 1998. All charges, excluding asset writedowns and certain other charges, are cash in nature and are funded from operations. The remaining reserves of $6.5 million at December 27, 1997 are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in Europe, and for the remaining severance payments due to employees impacted by the restructuring actions.

Results of Operations

         The Company reported net income of $3.5 million for the current quarter ended December 27, 1997, a decrease of 66% from $10.4 million for the comparable prior-year period.


Revenues (in millions)

--------------------------------------------------------------------------------
                                                  Quarter ended
                                 -----------------------------------------------
                                 12/27/97             Change           12/28/96
                                 --------             ------           --------
Product                           $267.2                7%              $249.8
  % of Total Revenues                73%                                   72%

Service                             98.1               (1%)               98.7
  % of Total Revenues                27%                                   28%

Total                             $365.3                5%              $348.5
--------------------------------------------------------------------------------

         In the fiscal quarter ended December 27, 1997, product revenues of $133.3 million from the Company's AViiON family of open systems server products represented an increase of 10% from the comparable period of the prior year. In the current quarter, revenues from the Company's Intel-based AViiON systems increased nearly 70%, while revenues from the Motorola-based AViiON systems declined by 57% with the comparable period of the prior year. The Company anticipates that the percentage of server product revenues generated by the Intel-based AViiON products will continue to increase in fiscal 1998, while the Motorola-based AViiON system revenues are expected to continue to decline. Product revenues from the Company's CLARiiON storage systems increased 1% from the comparable prior-year period and accounted for 39% of total product revenues in the current quarter. CLARiiON is sold primarily through the Company's Original Equipment Manufacturer and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the Company's customers. CLARiiON product revenues have been concentrated in a limited number of customers, with a significant portion of the Company's CLARiiON product sales to a single OEM. Product revenues from personal computers and other equipment increased 1% from the same period in the prior year and represented 9% of total product revenues compared to 10% for the comparable prior-year period. In fiscal 1996, the Company formed the VALiiANT Business Unit, a contract manufacturing operation, to take advantage of the Company's world class manufacturing expertise and facility. The VALiiANT product revenues for the quarter ended December 27, 1997 represented 2% of total product revenues.

Revenues by Geographic Marketplace

--------------------------------------------------------------------------------
                                   Percentage of            Percentage Change of
                                Consolidated Revenues           $ of Revenues
                         ---------------------------------  --------------------
                                   Quarter ended             12/27/97 - 12/28/96
                         ---------------------------------  --------------------
                           12/27/97           12/28/96          Quarter ended
                         ---------------------------------  --------------------
  Domestic
  --------
  Product                    60%                 60%                   6%
  Service                    61%                 57%                   5%
  Total                      60%                 59%                   6%

  Europe
  ------
  Product                    24%                 25%                   5%
  Service                    30%                 32%                  (7%)
  Total                      26%                 27%                   1%

  Other International
  -------------------
  Product                    16%                 15%                  14%
  Service                     9%                 11%                 (11%)
  Total                      14%                 14%                   9%
  ------------------------------------------------------------------------------


         In the current quarter ended December 27, 1997, the increase in domestic product revenues was primarily a result of increased shipments of CLARiiON and the Company's Intel-based AViiON systems, which was partly offset by the decrease in Motorola-based AViiON systems, and personal computer and other equipment product revenues. The increase in European product revenues, including U.S. direct export sales, for the quarter ended December 27, 1997 was mainly attributable to the increase in personal computer and other equipment product revenues and Intel-based AViiON product revenues partially offset by decreases in CLARiiON product revenues. The increase in other international product revenues, including U.S. direct export sales, for the current quarter was primarily attributable to the increase in CLARiiON product revenues and Intel-based AViiON product revenues.

         In the service business, the Company experienced a 3% decline in contract maintenance revenues in the current quarter ended December 27, 1997 as compared with the quarter ended December 28, 1996, which was mostly offset by a 10% growth in professional service revenues during the same period.

         For the current three-month period, total revenues in the European marketplace were also negatively impacted by approximately 5% due to a stronger U.S. dollar as compared to the three-month period ended December 28, 1996.

Cost of Revenues (in millions)

--------------------------------------------------------------------------------
                                              Quarter ended
                            ----------------------------------------------------
                               12/27/97           Change             12/28/96
                            ----------------------------------------------------

Product                         $189.2              15%               $165.1
 % of Product Revenues             71%                                   66%

Service                           60.2              (7%)                64.4
 % of Service Revenues             61%                                   65%

Total Cost of Revenues          $249.4               9%               $229.5
 % of Total Revenues               68%                                   66%
--------------------------------------------------------------------------------


         The increase in the product cost as a percentage of product revenues for the quarter ended December 27, 1997 was primarily caused by competitive pricing pressures and a shift in product mix. The decrease in the service cost as a percentage of service revenues for the quarter ended December 27, 1997 was the result of continued improvements in spare parts inventory management and improved gross margins in the professional services business.


Operating Expenses (in millions)

--------------------------------------------------------------------------------
                                                    Quarter ended
                                     -------------------------------------------
                                        12/27/97        Change          12/28/96
                                     -------------------------------------------

Research & Development                   $27.4             5%             $26.2
  % of Total Revenues                       8%                               8%

Selling, general, & administrative       $84.4             5%             $80.5
  % of Total Revenues                      23%                              23%
--------------------------------------------------------------------------------

         The Company continued to focus its research and development efforts on its core business technology: multi-user computer systems, servers, and mass storage devices. In the current three-month period, gross expenditures on research and development and software development before capitalization were $38.1 million, an increase of 11% from $34.4 million for the comparable prior-year period. The increase in research and development expenditures was driven by investment in the next generation of CLARiiON fibre products, in the Company's Non-Uniform Memory Access (NUMA) architecture for high-end servers, and in THiiN Line products for the Internet.

         The increase in selling, general, and administrative expenses was the result of increased sales and marketing efforts in the server and storage businesses. Management believes that in the future, increases of selling, general, and administrative expenses will be required to support business growth. However, the Company's objective is to have the ratio of these expenses as a proportion of total revenues decline. At December 27, 1997 the number of employees totaled 5,086, a net decrease of 37 employees from September 27, 1997 and a net increase of 202 employees from December 28, 1996.

         Interest income for the current quarter was $3.5 million, a 75% increase from $2 million for the comparable period of fiscal 1997, due to higher levels of invested cash. Interest expense for the current quarter was $3.6 million, a 13% increase from $3.2 million for the comparable period of fiscal 1997 due to the interest expense related to the 6% Convertible Subordinated Notes due 2004 which were issued during the third fiscal quarter of 1997.

         The income tax provision for the current quarter was $.5 million compared to $.6 million for the comparable prior-year period. The current year tax provision relates primarily to foreign, state, and federal alternative minimum taxes. The Company has a valuation allowance which offsets substantially all deferred tax assets as of December 27, 1997 and December 28, 1996. The amount of the deferred tax assets considered realizable is subject to change based on estimates of future income during the carryforward period. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence and may adjust the level of the valuation allowance within the next year.

         Statements concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including Data General's Report on Form 10-K for the 1997 fiscal year ended September 27, 1997 and this Quarterly Report on Form 10-Q for the first fiscal quarter of 1998, which ended December 27, 1997.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company has been engaged in patent infringement litigation against IBM Corporation since November 1994. Two lawsuits, both in the discovery stages, are pending in the United States District Court for the District of Massachusetts in Worcester. The Company alleges that several IBM products including the AS/400 midrange systems and the AS/400 RISC-based computer product line infringe various Company's patents. Both suits seek compensatory damages and, where appropriate, injunctive relief. IBM has answered both complaints, has denied the Company's infringement claims and has interposed counterclaims alleging that the Company's CLARiiON storage products infringe IBM patents.

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

    (a) The Annual Meeting of Stockholders of Data General Corporation was held January 28, 1998.

    (b) During the meeting, stockholders elected the following as directors of Data General:

                  Frederick R. Adler
                  Ferdinand Colloredo-Mansfeld
                  Jeffrey M. Cunningham
                  Ronald L. Skates
                  W. Nicholas Thorndike
                  Donald H. Trautlein
                  Richard L. Tucker

           The directors were elected by the following voting breakdowns:

           Director                      Votes For                Votes Withheld

           Adler                         42,756,548                   233,424
           Colloredo-Mansfeld            42,796,720                   193,252
           Cunningham                    42,797,175                   192,797
           Skates                        42,779,746                   210,226
           Thorndike                     42,797,431                   192,541
           Trautlein                     42,779,917                   210,055
           Tucker                        42,796,187                   193,785

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

        10. (hh)Deferred Compensation Plan dated January 1, 1998, previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-45153, which is incorporated herein by reference.

            (ii)Grant of Common Stock to  Non-Employee  Directors dated November
                5,  1997,  previously  filed  as  Exhibit  4.2 to the  Company's
                Registration Statement on Form S-8, Registration Number 333-45153, which is incorporated herein by reference.

            (jj)Summary  of  1998  Fiscal  Year  Bonus   Opportunity  for  Chief
                Executive Officer.

            (kk) Summary of Retention Bonus for Chief Executive Officer.

            (ll)Form of Amendment  dated  November 5, 1997 to various  Indemnity
                Agreements between the Company and its officers and directors.

            (mm)Form of Amendment  dated November 5, 1997 to various  Employment
                Agreements between the Company and its full-time officers.

        11.     Computation of basic and diluted earnings per share.

    (b) No reports on Form 8-K were filed during the current quarter ended December 27, 1997.

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



                                             DATA GENERAL CORPORATION
                                                   (Registrant)



                                              /s/ Arthur W. DeMelle
                                    --------------------------------------------
                                                Arthur W. DeMelle
                                              Senior Vice President
                                             Chief Financial Officer



    Dated:  February 5, 1998

                                    EXHIBITS


Index to Exhibits.


10. (hh)Deferred  Compensation  Plan dated January 1, 1998,  previously filed as
        Exhibit  4.1  to the  Company's  Registration  Statement  on  Form  S-8,
        Registration   Number  333-45153,   which  is  incorporated   herein  by
        reference.

    (ii)Grant of Common Stock to Non-Employee Directors dated November 5, 1997, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-45153, which is incorporated herein by reference.

    (jj)Summary  of 1998  Fiscal  Year  Bonus  Opportunity  for Chief  Executive
        Officer.

    (kk)Summary of Retention Bonus for Chief Executive Officer.

    (ll)Form  of  Amendment   dated  November  5,  1997  to  various   Indemnity
        Agreements between the Company and its officers and directors.

    (mm)Form  of  Amendment  dated  November  5,  1997  to  various   Employment
        Agreements between the Company and its full-time officers.

11.     Computation of basic and diluted earnings per share.