Form 10-K/A
period 1997-09-27
DATA GENERAL CORP
filed 1998-04-21
CIK 26999

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
(Mark one)
  [ X ] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 1997
                                  OR
  [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
        __________________________

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

     Aggregate market value of common stock held by non-affiliates of the registrant, as of December 1, 1997: $894,699,992

     Number of shares outstanding of each of the registrant's classes of common stock, as of December 1, 1997:

     Common Stock, par value $.01                    48,691,156
     ----------------------------                 -----------------
         (Title of each class)                    (Number of shares)

Note: Part IV, Item 14 is restated in this Form 10-K/A in order to file the By-Laws of the Company (Exhibit 3(c)), which were inadvertently not filed with Form 10-K.

--------------------------------------------------------------------------------

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

------------------------

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

                                   DATA GENERAL CORPORATION
                                   (Registrant)




                                   By:/s/ Arthur W. DeMelle
                                      -----------------------------
                                      Arthur W. DeMelle
                                      Senior Vice President
                                      and Chief Financial Officer

April 21, 1998