Form 10-Q
period 1998-03-28
DATA GENERAL CORP
filed 1998-05-07
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 28, 1998
                                                    -----------------
                                       OR

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

                                    Yes X No
                                       ---  ---

     Number of shares outstanding of each of the registrant's classes of common stock, as of April 24, 1998:

  Common Stock, par value $.01                          49,145,661
  ----------------------------                      ------------------
     (Title of each class)                          (Number of shares)


================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                     Quarter Ended                  Six Months Ended
                                                                 Mar. 28,      Mar. 29,            Mar. 28,     Mar. 29,
in thousands, except net income (loss) per share                   1998           1997              1998         1997
---------------------------------------------------------------------------------------------------------------------
Revenues:
    Product.................................................    $263,744       $292,022        $530,921       $541,822
    Service.................................................      98,066         97,358         196,164        196,011
                                                              ----------     ----------       ---------       --------
         Total revenues.....................................     361,810        389,380         727,085        737,833
                                                              ----------      ---------       ---------       --------

Costs and expenses:
    Cost of product revenues................................     190,698        198,694         379,869        363,756
    Cost of service revenues................................      63,114         62,167         123,290        126,575
    Research and development................................      28,945         27,044          56,393         53,282
    Selling, general, and administrative....................      85,083         85,544         169,454        166,053
                                                               ---------      ---------        --------       --------
         Total costs and expenses...........................     367,840        373,449         729,006        709,666
                                                               ---------       --------        --------       --------

Income (loss) from operations...............................      (6,030)        15,931          (1,921)        28,167

Interest income.............................................       3,382          1,591           6,891          3,573
Interest expense............................................       3,595          3,141           7,215          6,344
Other income, net...........................................       2,240             --           2,240             --
                                                               ----------     ---------     -----------        -------

Income (loss) before income taxes...........................      (4,003)        14,381             ( 5)        25,396
Income tax provisions.......................................         500            600           1,000          1,200
                                                               -----------     --------       -----------     --------

Net income (loss)...........................................   $  (4,503)      $ 13,781        $  (1,005)      $ 24,196
                                                               ==========      ========        ==========      ========

Basic net income (loss) per share
    Net income (loss) per share.............................      $(0.09)         $0.34          $(0.02)         $0.61
                                                                  =======         =====          =======         =====

    Weighted average shares outstanding.....................      48,887         40,146          48,763          39,938
                                                                  ======        =======          ======          ======

Net income (loss) per share assuming dilution
    Net income (loss) per share.............................      $(0.09)         $0.32          $(0.02)         $0.57
                                                                  =======         =====          =======         =====

    Weighted average shares outstanding, including
    common stock equivalents, where applicable..............      48,887         42,944          48,763          42,517
                                                                  ======         ======          ======          ======


No cash dividends have been declared or paid since inception.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.





DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                         Mar. 28,              Sept. 27,
dollars in thousands                                                                       1998                   1997
-------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash and temporary cash investments............................................    $  163,916           $   216,814
    Marketable securities..........................................................       140,525               151,455
    Receivables, net...............................................................       290,863               296,375
    Inventories....................................................................       173,463               166,008
    Other current assets...........................................................        37,298                27,584
                                                                                      -----------          ------------
                  Total current assets.............................................       806,065               858,236
Property, plant, and equipment, net................................................       200,731               180,410
Other assets.......................................................................       108,649                96,222
                                                                                      -----------          -------------
                                                                                       $1,115,445            $1,134,868
                                                                                       ==========            ==========

Liabilities and stockholders' equity
Current liabilities
    Accounts payable...............................................................    $  146,740          $    154,624
    Other current liabilities......................................................       213,728               237,198
                                                                                       ----------          ------------
                  Total current liabilities........................................       360,468               391,822
                                                                                       ----------          ------------
Long-term debt.....................................................................       212,750               212,750
                                                                                     ------------          ------------
Other liabilities..................................................................         8,439                11,516
                                                                                     ------------          ------------

Stockholders' equity
    Common stock
         Outstanding - 49,096,000 shares at Mar. 28, 1998
         and 48,588,000 shares at Sept. 27, 1997 (net of
         deferred compensation of $16,007 at Mar. 28, 1998
         and $14,157 at Sept. 27, 1997)............................................       615,390               607,130
Accumulated deficit................................................................       (80,586)              (79,581)
Unrealized gains on marketable securities..........................................        11,014                 2,812
Cumulative translation adjustment..................................................       (12,030)              (11,581)
                                                                                     ------------          ------------
         Total stockholders' equity................................................       533,788               518,780
                                                                                     ------------          ------------
                                                                                       $1,115,445            $1,134,868
                                                                                     ============          ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.


DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                                 Six Months Ended
                                                                                           Mar. 28,            Mar. 29,
in thousands                                                                                  1998               1997
------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities
    Net income (loss)..................................................................   $  (1,005)          $ 24,196
    Adjustments to reconcile net income (loss) to
     net cash provided from operating activities
         Depreciation..................................................................      38,442             39,946
         Amortization of capitalized software development costs........................      12,565              9,924
         Other non-cash items, net.....................................................         454              5,918
         Change in operating assets and liabilities....................................     (42,022)           (16,548)
                                                                                          ----------          ---------

         Net cash provided from operating activities...................................       8,434             63,436
                                                                                         -----------          ---------

Cash flows from investing activities
    Expenditures for property, plant, and equipment....................................     (66,149)           (51,775)
    Net proceeds from the sales (purchases) of marketable securities...................      22,003             14,746
    Capitalized software development costs.............................................     (21,290)           (16,508)
                                                                                         -----------        -----------

         Net cash used by investing activities.........................................    (65,436)            (53,537)
                                                                                         ----------           ---------

Cash flows from financing activities
    Cash provided from stock plans.....................................................       5,212              5,429
    Decrease in notes payable..........................................................         -               (1,794)
    Repayment of long-term debt........................................................         -               (3,900)
                                                                                         -----------         ----------

         Net cash (used by) provided from financing activities.........................       5,212               (265)
                                                                                         -----------         ----------
Effect of foreign currency rate fluctuations
 on cash and temporary cash investments................................................      (1,108)            (2,891)
                                                                                        ------------        -----------

Increase (decrease) in cash and temporary cash investments.............................     (52,898)             6,743
Cash and temporary cash investments - beginning of period..............................     216,814            178,997
                                                                                          ----------        -----------
Cash and temporary cash investments - end of period....................................   $ 163,916           $185,740
                                                                                          ==========        ===========

Supplemental disclosure of cash flow information
    Interest paid...................................................................... $     6,646          $   6,022
    Income taxes paid.................................................................. $       908          $     567

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Consolidated Balance Sheet Details
                                                Mar. 28,          Sept. 27,
in thousands                                      1998              1997
---------------------------------------------------------------------------------------------------------------------
Inventories
    Raw materials...........................  $  23,294          $  16,169
    Work in process.........................     77,969             78,335
    Finished systems........................     46,739             44,349
    Field engineering parts and components..     25,461             27,155
                                               ----------         ----------
                                               $173,463            166,008
                                               =========          ==========

Property, plant, and equipment
    Property, plant, and equipment..........  $ 685,169          $ 657,351
    Accumulated depreciation................   (484,438)          (476,941)
                                               --------           --------
                                              $ 200,731          $ 180,410
                                              =========          =========


Note 2.  Accounting Policies

         In the first quarter of fiscal 1998, the Company  adopted  Statement of
Financial  Accounting  Standards No. 128 ("SFAS 128") "Earnings per Share".  The
following  data show the amounts  used in  computing  earnings per share and the effect on  income  and the  weighted  average  number  of shares of  potentially dilutive common stock.
                                                                          Quarter Ended
                                         ------------------------------------------------------------------------------------------
                                                     Mar. 28, 1998                            Mar.  29, 1997
                                         -------------------------------------------------------------------------------------------
                                           Income        Shares      Per-Share      Income        Shares        Per-Share
in thousands, except per share amounts   (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)     Amount
                                         ----------    -----------   ---------     ---------   -------------    ---------
Basic Earnings Per Share

Net income  (loss) available to
  common stockholders                      $(4,503)      48,887       $(0.09)       $13,781       40,146          $0.34
                                                                      =======                                     =====

Effect of Dilutive Securities

Stock Options                                 --            --                         --          2,798
                                          ----------    ---------                   -------       ------

Diluted Earnings Per Share

Net income (loss) available to
  common stockholders and
  assumed conversions                      $(4,503)      48,887       $(0.09)       $13,781       42,944          $0.32
                                           ========      ======       =======       =======       ======          =====




                                                                        Six Months Ended
                                         ------------------------------------------------------------------------------------------
                                                     Mar. 28, 1998                            Mar.  29, 1997
                                         -------------------------------------------------------------------------------------------
                                           Income        Shares      Per-Share      Income        Shares        Per-Share
in thousands, except per share amounts   (Numerator)  (Denominator)    Amount     (Numerator)  (Denominator)     Amount
                                         ----------    -----------   ---------     ---------   -------------    ---------
Basic Earnings Per Share

Net income  (loss) available to
  common stockholders                      $(1,005)      48,763       $(0.02)       $24,196       39,938          $0.61
                                                                      =======                                     =====

Effect of Dilutive Securities

Stock Options                                 --            --                         --          2,579
                                          ----------    ---------                   -------       ------

Diluted Earnings Per Share

Net income (loss) available to
  common stockholders and
  assumed conversions                      $(1,005)      48,763       $(0.02)       $24,196       42,517          $0.57
                                           ========      ======       =======       =======       ======          =====



         For the quarter and six-month periods ended March 28, 1998 and March 29, 1997, the assumed conversion of the convertible debentures, giving effect to the incremental shares and the adjustment to reduce interest expense, is anti-dilutive and has therefore been excluded from the computation. For the quarter and six-month period ended March 28, 1998, the assumed exercise of stock options, giving effect to the incremental shares, is anti-dilutive and has therefore been excluded from the computation.


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report. The results of operations for the quarter ended March 28, 1998 are not necessarily indicative of the results of the entire fiscal year.

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.

Financial Condition

         Cash and temporary cash investments as of March 28, 1998 were $163.9 million, a decrease of $52.9 million from the end of fiscal 1997. At the same date, the Company held $140.5 million in marketable securities, a net decrease of $10.9 million during the current six-month period. In total, cash and temporary cash investments along with marketable securities decreased $63.8 million for the current six-month period. The decrease was mainly attributable to the purchases of inventory and equipment required for the growth of the Company's server and storage businesses and payments reducing employee-related accruals. The marketable securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, notes issued by U.S. government agencies, commercial paper and certificates of deposit, as well as equity securities recorded at the fair market value of $12.3 million and classified as available-for-sale. The unrealized gain on marketable securities of $11 million is recorded as a separate component of stockholders' equity. During the current quarter, the Company recorded a gain of $2.2 million on the sale an equity security. Net cash provided from operations for the six months ended March 28, 1998 totaled $8.4 million; expenditures for property, plant, and equipment were $66.1 million; capitalized software development costs totaled $21.3 million; and cash provided from stock plans totaled $5.2 million. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $1.1 million.

         Net receivables at March 28, 1998 were $290.9 million, a decrease of $5.5 million from $296.4 million at September 27, 1997. Total inventories at March 28, 1998 were $173.5 million, an increase of $7.5 million from September 27, 1997, primarily as a result of end-of-quarter procurement required to support both the server and storage businesses. Net property, plant, and equipment increased $20.3 million from September 27, 1997, principally due to the purchases of equipment and capital expenditures for developing both operating and financial systems and to support the new product initiatives in the server and storage businesses. Fixed asset dispositions related to the sale of demonstration equipment totaled $2.5 million for the current six-month period. Management expects that sales of demonstration equipment will continue.

         The decrease of $7.9 million in accounts payable from September 27, 1997 levels was attributed mainly to the timing of payments related to material purchases. Other current liabilities decreased $23.5 million from September 27, 1997, primarily as a result of payments reducing employee-related accruals. Long-term debt of $212.8 million remained unchanged from September 27, 1997.

         During fiscal year 1995, the Company recorded restructuring charges of $43 million. No material changes in estimates to prior provisions or additional charges were recorded during the first six-month period of fiscal 1998. All charges, excluding asset writedowns and certain other charges, are cash in nature and are funded from operations. The remaining reserves of $5.4 million at March 28, 1998 are for the closure of various domestic branch sales offices and excess vacant rental properties, primarily located in Europe, and for the remaining severance payments due to employees impacted by the restructuring actions.

Results of Operations

         The Company reported a net loss of $4.5 million for the current quarter ended March 28, 1998, compared with net income of $13.8 million for the same period of the prior-year. The net loss was $1 million for the six months ended March 28, 1998, compared with net income of $24.2 million for the same six-month period ended March 29, 1997.


Revenues (in millions)

----------------------------------------------------------------------------------------------------------------------------
                                              Quarter ended                                     Six months ended
                              ----------------------------------------------------------------------------------------------
                                 3/28/98         Change         3/29/97              3/28/98         Change         3/29/97
                              ----------------------------------------------------------------------------------------------
Product                          $263.7          (10%)          $292.0               $530.9           (2%)          $541.8
  % of Total Revenues              73%                            75%                  73%                            73%

Service                            98.1            1%             97.3                196.2            --            196.0
  % of Total Revenues              27%                            25%                  27%                            27%

Total                            $361.8           (7%)          $389.3               $727.1           (1%)          $737.8
----------------------------------------------------------------------------------------------------------------------------


         In the fiscal quarter ended March 28, 1998, product revenues of $133.5 million from the Company's AViiON family of open systems server products represented an increase of 5% from the comparable period of the prior year. In the current quarter, revenues from the Company's Intel-based AViiON systems increased 48%, while revenues from the Motorola-based AViiON systems declined by 59% compared with the same period of the prior year. The Company anticipates that the percentage of server product revenues generated by the Intel-based AViiON products will continue to increase in fiscal 1998, while the Motorola-based AViiON system revenues are expected to continue to decline. Product revenues from the Company's CLARiiON storage systems decreased 31% from the comparable prior-year period and accounted for 35% of total product revenues in the current quarter. This decline is primarily the result of the longer than anticipated product transition from SCSI-based systems to the Company's newer fibre-based storage products. CLARiiON is sold primarily through the Company's Original Equipment Manufacturer and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the Company's customers. CLARiiON product revenues have been concentrated in a limited number of customers, with a significant portion of the Company's CLARiiON product sales to a single OEM. Product revenues from personal computers and other equipment decreased 24% from the same period in the prior year and represented 9% of total product revenues compared to 11% for the comparable prior-year period. In fiscal 1996, the Company formed the VALiiANT Business Unit, a contract manufacturing operation, to take advantage of the Company's manufacturing expertise and facilities. VALiiANT product revenues for the quarter ended March 28, 1998 represented 5% of total product revenues.

         For the six months ended March 28, 1998, product revenues of $266.8 million from the Company's AViiON family of open systems server products increased 7% from $248.4 million for the first six-month period of fiscal 1997. For the current six-month period, the Company's Intel-based AViiON revenues increased 58%, while product revenues from the Motorola-based AViiON systems declined by 58% as compared with the first six-month period of fiscal 1997. Product revenues from the Company's CLARiiON storage systems decreased 17% compared to the same six-month period in fiscal 1997. Product revenues from personal computers and other equipment decreased by 13% from the same six-month period in the prior year and represent 9% of total product revenues for the current six-month period compared to 11% for the comparable prior-year period. The VALiiANT product revenues for the six-month ended March 28, 1998 represented 4% of total product revenues.

         In the service business, the Company experienced an 18% and a 14% increase in professional service revenues in the current quarter and six-month periods ended March 28, 1998, respectively, as compared with the same periods in fiscal 1997. This increase was completely offset by a 4% decline in contract maintenance revenues in both the current quarter and six-month periods ended March 28, 1998 as compared with the quarter and six-month periods ended March 29, 1997.


Revenues by Geographic Marketplace

------------------------------------------------------------------------------------------------------------------------------------
                                               Percentage of                                   Percentage Change of
                                           Consolidated Revenues                                  $ of Revenues
                             -------------------------------------------------------------------------------------------------------
                                  Quarter ended            Six months ended                      3/28/98 - 3/29/97
                             -------------------------------------------------------------------------------------------------------
                               3/28/98     3/29/97        3/28/98     3/29/97          Quarter ended         Six months ended
                             -------------------------------------------------------------------------------------------------------
Domestic:
Product                          59%        64%            60%         62%                 (17%)                   (7%)
Service                          59%        57%            60%         57%                   4%                     4%
Total                            59%        63%            60%         61%                 (12%)                   (4%)

Europe:
Product                          25%        22%            24%         23%                   5%                     5%
Service                          31%        33%            31%         32%                  (3%)                   (5%)
Total                            27%        24%            26%         25%                   2%                     2%

Other International:
Product                          16%        14%            16%         15%                   -                      7%
Service                          10%        10%             9%         11%                  (7%)                   (9%)
Total                            14%        13%            14%         14%                  (2%)                    3%
------------------------------------------------------------------------------------------------------------------------------------


         The decrease in domestic product revenues for the current quarter and six-month periods ended March 28, 1998 was primarily a result of decreased shipments of CLARiiON, Motorola-based AViiON systems, and personal computer and other equipment product revenues, which was partly offset by the increase in the Company's Intel-based AViiON systems and product revenues from VALiiANT. The increase in European product revenues, including U.S. direct export sales, for the current quarter and six-month periods ended March 28, 1998 was mainly attributable to the increase in Intel-based AViiON product revenues partially offset by decreases in CLARiiON product revenues. Other international product revenues, including U.S. direct export sales, for the current quarter remained unchanged as compared with the same fiscal quarter in 1997. The increase in other international product revenues for the six-month period ended March 28, 1998 was primarily due to an increase in revenues from the CLARiiON product line.

         For the current six-month period, total revenues in the European marketplace were reduced by approximately 3% due to a stronger U.S. dollar as compared to the six-month period ended March 29, 1997.


Cost of Revenues (in millions)

------------------------------------------------------------------------------------------------------------------------------------
                                             Quarter ended                                        Six months ended
                            --------------------------------------------------------------------------------------------------------
                               3/28/98          Change            3/29/97           3/28/98          Change           3/29/97
                            --------------------------------------------------------------------------------------------------------
Product                        $190.7           (4%)             $198.7             $379.9            4%               $363.8
 % of Product Revenues           72%                             68%                  72%                               67%

Service                          63.1            2%                62.1              123.3           (3%)               126.5
 % of Service Revenues           64%                             64%                  63%                               65%

Total Cost of Revenues         $253.8           (3%)             $260.8             $503.2            3%               $490.3
 % of Total Revenues             70%                             67%                  69%                               66%
------------------------------------------------------------------------------------------------------------------------------------


         The increase in the product cost as a percentage of product revenues for the current quarter and six-month periods ended March 28, 1998 was primarily caused by competitive pricing pressures and a shift in product mix. Service cost as a percentage of service revenues for the quarter ended March 28, 1998 was relatively unchanged as compared to the quarter ended March 29, 1997. The decrease in the service cost as a percentage of service revenues for the six months ended March 28, 1998 was the result of continued improvements in spare parts inventory management and improved gross margins in the professional service business.


Operating Expenses (in millions)

----------------------------------------------------------------------------------------------------------------------
                                                       Quarter ended                       Six months ended
                                           ---------------------------------------------------------------------------
                                             3/28/98       Change     3/29/97      3/28/98      Change     3/29/97
                                           ---------------------------------------------------------------------------
Research & Development                        $28.9         7%         $27.1       $56.4         6%         $53.3
  % of Total Revenues                           8%                       7%          8%                       7%

Selling, general & administrative             $85.1        (1%)        $85.4      $169.5         2%        $166.0
  % of Total Revenues                           24%                     22%         23%                      23%
----------------------------------------------------------------------------------------------------------------------

         The Company continued to focus its research and development efforts on its core business technology: multi-user computer systems, servers, and mass storage devices. In the current six-month period, gross expenditures on research and development and software development before capitalization were $77.6 million, an increase of 11% from $69.8 million for the comparable prior-year period. The increase in research and development expenditures was driven by investment in CLARiiON fibre products and in the Company's Non-Uniform Memory Access (NUMA) architecture for high-end servers.

         The increase in selling, general, and administrative expenses for the six-month period ended March 28, 1998 was the result of increased marketing efforts in the server and storage businesses. The Company is in the process of conducting a comprehensive review of its total cost structure. It is anticipated that this review will result in decreases in selling, general, and administrative expenses in the second half of calendar year 1998. At March 28, 1998, the number of employees totaled 5,091, a net decrease of 32 employees from September 27, 1997 and a net increase of 162 employees from March 29, 1997.

         Interest income for the current quarter was $3.4 million, a 113% increase from $1.6 million for the comparable period of fiscal 1997, due to higher levels of invested cash. Interest expense for the current quarter was $3.6 million, a 15% increase from $3.1 million for the comparable period of fiscal 1997 due to the interest expense related to the 6% Convertible Subordinated Notes due 2004 which were issued during the third fiscal quarter of 1997. Other income, net includes a gain of $2.2 million from the sale of an equity security.

         The income tax provision for the current quarter was $.5 million compared to $.6 million for the comparable prior-year period. The current year tax provision relates primarily to foreign, state, and federal alternative minimum taxes. The Company has a valuation allowance which offsets substantially all deferred tax assets as of March 28, 1998 and March 29, 1997. The amount of the deferred tax assets considered realizable is subject to change based on estimates of future income during the carryforward period. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence and may adjust the level of the valuation allowance, if appropriate.

         Statements concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including Data General's Report on Form 10-K for the 1997 fiscal year ended September 27, 1997 and this Quarterly Report on Form 10-Q for the second fiscal quarter of 1998, which ended March 28, 1998.

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


Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:

          3. (c) By-Laws of the Company, as amended, previously filed or Form 10-K/A dated April 21, 1998, which is incorporated herein by reference.

             (d) Certificate of Increase dated November 26, 1997, previously filedon March 16, 1998 as Exhibit 4 to the Company's Registration Statement on Form 8-A, which is incorporated herein by reference.

          4. (d) Form of 6% Convertible Subordinated Note due 2004, previously filed on March 16, 1998 as Exhibit 2 to the Company's Registration Statement on Form 8-A, which is incorporated herein by reference.

          10.(nn) Deferred Compensation Plan Trust Agreement dated January 2, 1998.


          11.        Computation of basic and diluted earnings per share.



(b) No reports on Form 8-K were filed during the current quarter ended March 28, 1998.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  DATA GENERAL CORPORATION
                                                         (Registrant)

                                                   /s/ Arthur W. DeMelle
                                              ----------------------------------
                                                     Arthur W. DeMelle
                                                   Senior Vice President
                                                  Chief Financial Officer



    Dated:  May 7, 1998

                                    EXHIBITS


Index to Exhibits.

3.  (c)      By-Laws of the  Company,  as amended,  previously  filed on Form
             10-K/A dated April 21, 1998, which is incorporated herein by reference.

    (d) Certificate of Increase dated November 26, 1997, previously filed on March 16, 1998 as Exhibit 4 to the Company's Registration Statement on Form 8-A, which is incorporated herein by reference.

4.  (d)      Form of 6% Convertible Subordinated Note due 2004, previously filed on March 16, 1998 as Exhibit 2 to the Company's Registration
             Statement on Form 8-A, which is incorporated herein by reference.

10. (nn)     Deferred Compensation Plan Trust Agreement dated January 2, 1998.

11.          Computation of basic and diluted earnings per share.