Form 10-Q
period 1998-06-27
DATA GENERAL CORP
filed 1998-08-06
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 27, 1998
                                                    -----------------
                                       OR

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

                                    Yes X No
                                       ---  ---

     Number of shares outstanding of each of the registrant's classes of common stock, as of July 24, 1998:

  Common Stock, par value $.01                          49,502,402
  ----------------------------                      ------------------
     (Title of each class)                          (Number of shares)


================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                                   Quarter Ended               Nine Months Ended
                                                               Jun. 27,      Jun. 28,       Jun. 27,       Jun. 28,
in thousands, except net income (loss) per share                 1998           1997          1998           1997
---------------------------------------------------------------------------------------------------------------------
Revenues:
    Product.................................................$  253,802       $294,170      $  784,723     $  835,992
    Service.................................................    97,468         97,087         293,632        293,098
                                                              --------     ----------      ----------      ---------
         Total revenues.....................................   351,270        391,257       1,078,355      1,129,090
                                                              --------      ---------      ----------      ---------

Costs and expenses:
    Cost of product revenues (Note A).......................   244,270        199,422         624,139        563,178
    Cost of service revenues................................    59,881         61,392         183,171        187,967
    Research and development................................    31,655         27,783          88,048         81,065
    Selling, general, and administrative....................    84,736         85,531         254,190        251,584
    Restructuring charge....................................    82,400             --          82,400             --
                                                               -------      ---------       ---------      ---------
         Total costs and expenses...........................   502,942        374,128       1,231,948      1,083,794
                                                              --------       --------       ---------      ---------

Income (loss) from operations...............................  (151,672)        17,129        (153,593)        45,296

Interest Income.............................................     3,181          2,695          10,072          6,268
Interest Expense............................................     3,599          4,479          10,814         10,823
Other Expense (income), net.................................     2,000             --            (240)            --
                                                              --------      ---------        ---------     ---------


Income (loss) before income taxes...........................  (154,090)        15,345        (154,095)        40,741
Income tax provisions.......................................     1,000            600           2,000          1,800
                                                              --------    -----------        ---------     ---------

Net income (loss)...........................................$ (155,090)       $14,745      $ (156,095)    $   38,941
                                                            ==========      =========       ==========     =========

Net income (loss) per share.................................    $(3.15)         $0.34          $(3.19)         $0.91
                                                               =======          =====         =======          =====

Weighted average shares outstanding, including
common stock equivalents, where applicable..................    49,159         43,576          48,895         42,858

Note A: Included in the quarter and nine-month period ended June 27, 1998, is a one-time restructuring related charge of $52.6.

No cash dividends have been declared or paid since inception.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                       Jun. 27,             Sept. 27,
dollars in thousands                                                                     1998                 1997
-----------------------------------------------------------------------------------------------------------------------
Assets
Current Assets
    Cash and temporary cash investments............................................   $   112,146           $   216,814
    Marketable securities..........................................................       175,426               151,455
    Receivables, net...............................................................       270,315               296,375
    Inventories....................................................................       145,424               166,008
    Other current assets...........................................................        34,191                27,584
                                                                                       ----------           -----------
         Total current assets......................................................       737,502               858,236
Property, plant, and equipment, net................................................       184,657               180,410
Other assets.......................................................................        66,310                96,222
                                                                                       ----------           -----------
                                                                                      $   988,469           $ 1,134,868
                                                                                        =========             =========

Liabilities and stockholders' equity
Current liabilities
    Accounts payable...............................................................   $   130,718           $   154,624
    Other current liabilities......................................................       256,746               237,198
                                                                                      -----------           -----------
         Total current liabilities.................................................       387,464               391,822
                                                                                      -----------           -----------
Long-term debt.....................................................................       212,750               212,750
                                                                                      -----------           -----------
Other liabilities..................................................................         9,192                11,516
                                                                                      -----------           -----------

Stockholders' equity
    Common stock
         Outstanding - 49,218,000 shares at Jun. 27, 1998
         and 48,588,000 shares at Sept. 27, 1997 (net of
         deferred compensation of $13,166 at Jun. 27, 1998
         and $14,157 at Sept. 27, 1997)............................................       619,931               607,130
Accumulated deficit................................................................      (235,676)              (79,581)
Unrealized gains on marketable securities..........................................         7,995                 2,812
Cumulative translation adjustment..................................................       (13,187)              (11,581)
                                                                                      -----------           -----------
         Total stockholders' equity................................................       379,063               518,780
                                                                                      -----------           -----------
                                                                                      $   988,469           $ 1,134,868
                                                                                      ===========            ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                               Nine Months Ended
                                                                                           Jun. 27,           Jun. 28,
in thousands                                                                                  1998               1997
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net income (loss).................................................................. $   (156,095)         $ 38,941
    Adjustments to reconcile net income (loss) to
     net cash provided from operating activities
         Depreciation and write-down of fixed assets...................................       75,583            60,331
         Amortization and write-down of
          capitalized software development costs.......................................       56,498            14,633
         Other non-cash items, net.....................................................       14,664            12,721
         Change in operating assets and liabilities....................................       39,451           (62,647)
                                                                                         -----------          --------

         Net cash provided from operating activities...................................       30,101            63,979
                                                                                         -----------          --------

Cash flows from investing activities
    Expenditures for property, plant, and equipment....................................      (94,326)          (82,629)
    Net proceeds from the sales (purchases) of marketable securities...................      (15,916)           (6,828)
    Capitalized software development costs ............................................      (28,709)          (25,942)
                                                                                          ----------          --------

         Net cash used by investing activities.........................................     (138,951)         (115,399)
                                                                                           ---------          --------

Cash flows from financing activities
    Cash provided from stock plans.....................................................        5,853             8,099
    Decrease in notes payable..........................................................           --            (1,794)
    Net proceeds from issuance of long-term debt.......................................           --           207,218
    Repayment of long-term debt........................................................           --           (26,901)
                                                                                           ---------          --------

         Net cash provided from financing activities...................................        5,853           186,622
                                                                                           ---------          --------

Effect of foreign currency rate fluctuations
 on cash and temporary cash investments................................................       (1,671)           (3,410)
                                                                                           ---------          --------

Increase (decrease) in cash and temporary cash investments.............................     (104,668)          131,792
Cash and temporary cash investments - beginning of period..............................      216,814           178,997
                                                                                          ----------          --------
Cash and temporary cash investments - end of period.................................... $    112,146          $310,789
                                                                                          ==========         =========

Supplemental disclosure of cash flow information
    Interest paid...................................................................... $     13,502          $ 11,420
    Income taxes paid.................................................................. $      1,194          $  5,590

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Consolidated Balance Sheet Details

                                                       Jun. 27,        Sept. 27,
in thousands                                             1998             1997
-------------------------------------------------------------------------------

Inventories
    Raw materials.................................    $  7,697       $  16,169
    Work in process...............................      64,174          78,335
    Finished systems..............................      48,538          44,349
    Field engineering parts and components........      25,015          27,155
                                                    ----------      ----------
                                                      $145,424         166,008
                                                      ========       =========

Property, plant, and equipment
    Property, plant, and equipment..................  $652,788        $657,351
    Accumulated depreciation........................  (468,131)       (476,941)
                                                     ---------        --------
                                                      $184,657        $180,410
                                                      ========        ========


Note 2.  Accounting Policies

         In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                                                                        Quarter Ended
                                                  ---------------------------------------------------------------------------------
                                                              June  27, 1998                          June  28, 1997
                                                  ---------------------------------------     -------------------------------------
                                                      Loss         Shares     Per-Share        Income         Shares     Per-Share
in thousands, except per share amounts             (Numerator)  (Denominator)   Amount       (Numerator)   (Denominator)   Amount
                                                    ---------    -----------    ------        ---------     -----------    ------
Basic Earnings Per Share

Net income (loss) available to
  common stockholders                               $(155,090)      49,159     $(3.15)        $14,745         40,625        $0.36
                                                                               =======                                      =====

Effect of Dilutive Securities

Stock Options                                            --           --                         --            2,951
                                                     --------     --------                   --------       --------

Diluted Earnings Per Share

Net income (loss) available to
  common stockholders and
  assumed conversions                               $(155,090)      49,159     $(3.15)        $14,745         43,576         $0.34
                                                    =========     ========     =======        =======         ======         =====


                                                                                  Nine Months Ended
                                                  ---------------------------------------------------------------------------------
                                                               June  27, 1998                           June  28, 1997
                                                  -----------------------------------        ---------------------------------------
                                                     Loss        Shares     Per-Share          Income         Shares     Per-Share
in thousands, except per share amounts            (Numerator)  (Denominator)  Amount         (Numerator)  (Denominator)    Amount
                                                  -----------  -------------  ------         -----------  -------------    ------

Basic Earnings Per Share

Net income (loss) available to
  common stockholders                             $(156,095)       48,895     $(3.19)          $38,941        40,155       $0.97
                                                                               =====                                       =====

Effect of Dilutive Securities

Stock Options                                         --              --                          --           2,703
                                                  ----------       -------                     -------        ------

Diluted Earnings Per Share

Net income (loss) available to
  common stockholders and
  assumed conversions                             $(156,095)       48,895     $(3.19)          $38,941        42,858       $0.91
                                                  ==========      =======     ======           =======        ======       =====

         For the quarter and nine-month periods ended June 27, 1998 and June 28, 1997, the assumed conversion of the convertible debentures, giving effect to the incremental shares and the adjustment to reduce interest expense, is anti-dilutive and has therefore been excluded from the computation. For the quarter and nine-month period ended June 27, 1998, the assumed exercise of stock options, giving effect to the incremental shares, is anti-dilutive and has therefore been excluded from the computation.


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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report. The results of operations for the quarter ended June 27, 1998 are not necessarily indicative of the results of the entire fiscal year.


Note 4.  Other Recent Pronouncements

         In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company will implement this statement as required. The Company is evaluating the effect, if any, the future adoption of SFAS 133 will have on the consolidated financial position or results of operations.

Note 5.  Restructuring Charge

         In the quarter ended June 27, 1998, the Company approved and implemented a restructuring program designed to strengthen the Company's focus on storage and enterprise computing solutions and reduce costs in non-strategic areas. The restructuring was adopted in response to the increasing price competition within the computer hardware industry. The program included a net reduction of the Company's worldwide workforce by approximately 400 employees which included approximately 480 employee terminations, offset by additional employees hired to support the Company's storage business initiatives. The program also included the discontinuation of the Company's THiiN Line internet server products and of the development and manufacturing of certain low-end AViiON server products, a restructuring of research and development activities and the cancellation of certain development and vendor supply agreements with various third parties. As a result of the employee terminations and other actions noted above, the Company will also close certain offices related to sales and marketing activities.

         Accordingly, during the current quarter, the Company recorded a charge of approximately $135 million related to the restructuring program and certain asset write-downs resulting from the plan. The charge included approximately $82.4 million related to employee termination benefits, asset write-downs and other exit costs which the Company has recorded in operating expenses and approximately $52.6 million for capitalized software and inventory write-downs which are included in product cost of sales.

         This provision includes severance benefits for approximately 480 employees, of which approximately 65% were based in the United States and the remainder in Europe and Asia / Pacific. Of the 480 employees identified, approximately 270 were terminated during the quarter ended June 27, 1998 and the remaining terminations are expected to be substantially complete by the end of calendar year 1998. Asset write-downs are comprised primarily of fixed assets, including leasehold improvements and demonstration equipment which will be disposed of in connection with the restructuring program. The provision for lease abandonments relates to vacated lease properties, mainly in Europe and Asia, and includes a change in estimate of $1.3 million for lease abandonment costs accrued in prior years.

         In addition, the Company recorded charges related to the write-down of certain capitalized software costs ($43 million) and inventory ($10 million) which have been recorded in product cost of sales for the quarter ended June 27, 1998. Changes in the Company's focus for its server products resulting from the restructuring program significantly lowered the future gross revenue estimates for certain software-based solutions, requiring that these previously capitalized costs be reduced to their net realizable value. Also, the Company disposed of inventory related to its THiiN Line business and certain other discontinued products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

         Cash and temporary cash investments as of June 27, 1998 were $112.1 million, a decrease of $104.7 million from the end of fiscal 1997. At the same date, the Company held $175.4 million in marketable securities, a net increase of $24 million during the current nine-month period. In total, cash and temporary cash investments along with marketable securities decreased $80.7 million for the current nine-month period. The decrease was mainly attributable to the purchases of equipment required for the Company's server and storage businesses and payments reducing employee-related accruals. The marketable securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, notes issued by U.S. government agencies, commercial paper and certificates of deposit, as well as equity securities recorded at their fair market value of $9.3 million and classified as available-for-sale. The unrealized gain on marketable securities of $8 million is recorded as a separate component of stockholders' equity. During the current nine-month period, the Company recorded a gain of $2.2 million on the sale of an equity security. Net cash provided from operations for the nine months ended June 27, 1998 totaled $30.1 million; expenditures for property, plant, and equipment were $94.3 million; capitalized software development costs totaled $28.7 million; and cash provided from stock plans totaled $5.9 million. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $1.7 million.

         Net receivables at June 27, 1998 were $270.3 million, a decrease of $26.1 million from $296.4 million at September 27, 1997, primarily as a result of decreasing revenues. Total inventories at June 27, 1998 were $145.4 million, a decrease of $20.6 million from September 27, 1997, primarily as a result of the write-down of inventory related to the Company's restructuring program and improved supply management. Net property, plant, and equipment increased $4.2 million from September 27, 1997, principally due to the purchases of equipment and capital expenditures for developing both operating and financial systems and to support the new product initiatives in the server and storage businesses offset, in part, by the write-down of non-strategic assets which will be disposed of in connection with the restructuring program. Fixed asset dispositions related to the sale of demonstration equipment totaled $5.6 million for the current nine-month period. Management expects that sales of demonstration equipment will continue.

         The decrease of $29.9 million in other assets from September 27, 1997 was attributed mainly to the write-down to net realizable value of previously capitalized software development costs due to changes in the Company's focus for certain server products' software-based solutions.

         The decrease of $23.9 million in accounts payable from September 27, 1997 levels was attributed mainly to the timing of payments related to material purchases. Other current liabilities increased $19.5 million from September 27, 1997, primarily as a result of charges related to employee termination benefits and provisions for lease abandonments related to vacated lease properties resulting from the Company's restructuring program. Long-term debt of $212.8 million remained unchanged from September 27, 1997.

Results of Operations

         The Company reported a net loss of $155.1 million for the current quarter ended June 27, 1998, compared with net income of $14.7 million for the same period of the prior year. The net loss was $156.1 million for the nine-month period ended June 27, 1998, compared with net income of $38.9 million for the same nine-month period ended June 28, 1997.

Revenues (in millions)

-------------------------------------------------------------------------------------------------------------------------------
                                              Quarter ended                                  Nine months ended
                              ----------------------------------------------        -------------------------------------------
                               6/27/98         Change         6/28/97                 6/27/98         Change         6/28/97
                              ----------------------------------------------        -------------------------------------------
Product                         $253.8          (14%)          $294.2                $ 784.7          (6%)          $ 836.0
  % of Total Revenues              72%                            75%                    73%                            74%

Service                           97.5           --              97.1                  293.7           --             293.1
  % of Total Revenues              28%                            25%                    27%                            26%

Total                           $351.3          (10%)          $391.3               $1,078.4          (4%)         $1,129.1
-------------------------------------------------------------------------------------------------------------------------------

         In the fiscal quarter ended June 27, 1998, product revenues were $131.4 million from the Company's AViiON family of open systems server products compared with product revenues of $131.1 million in the comparable period of the prior year. In the current quarter, revenues from the Company's Intel-based AViiON systems increased 41%, while revenues from the Motorola-based AViiON systems declined by 71% compared with the same period of the prior year. The Company anticipates that the percentage of server product revenues generated by the Intel-based AViiON products will continue to increase in fiscal 1998, while the Motorola-based AViiON system revenues are expected to continue to decline. Product revenues from the Company's CLARiiON storage systems decreased 31% from the comparable prior-year period and accounted for 38% of total product revenues in the current quarter. This decline is primarily the result of the longer than anticipated product transition from SCSI-based systems to the Company's newer fibre-based storage products. CLARiiON is sold primarily through the Company's original equipment manufacturer and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the Company's customers. CLARiiON product revenues have been concentrated in a limited number of customers, with a significant portion of the Company's CLARiiON product sales to a single OEM customer. Product revenues from personal computers and other equipment decreased 36% from the same period in the prior year and represented 6% of total product revenues compared to 9% for the comparable prior-year period. In fiscal 1996, the Company formed the VALiiANT Business Unit, a contract manufacturing operation, to take advantage of the Company's manufacturing expertise and facilities. VALiiANT product revenues for the quarter ended June 27, 1998 represented 4% of total product revenues.

         For the nine-month period ended June 27, 1998, product revenues of $398.2 million from the Company's AViiON family of open systems server products increased 5% from $379.5 million for the first nine-month period of fiscal 1997. For the current nine-month period, the Company's Intel-based AViiON revenues increased 51%, while product revenues from the Motorola-based AViiON systems declined by 62% as compared with the first nine-month period of fiscal 1997. Product revenues from the Company's CLARiiON storage systems decreased 22% compared to the same nine-month period in fiscal 1997. Product revenues from personal computers and other equipment decreased by 20% from the same nine-month period in the prior year and represent 8% of total product revenues for the current nine-month period compared to 10% for the comparable prior-year period. The VALiiANT product revenues for the nine-month period ended June 27, 1998 represented 4% of total product revenues.

         In the service business, the Company experienced an 8% and 12% increase in professional service revenues in the current quarter and nine-month period ended June 27, 1998, respectively, as compared with the same periods in fiscal 1997. This increase was completely offset by a 2% and 3% decline in contract maintenance revenues in the current quarter and nine-month periods ended June 27, 1998, respectively, as compared with the quarter and nine-month periods ended June 28, 1997.

Revenues by Geographic Marketplace

---------------------------------------------------------------------------------------------------------------------------
                                               Percentage of                                Percentage Change of
                                           Consolidated Revenues                               $ of Revenues
                            ----------------------------------------------------    ---------------------------------------
                                  Quarter ended           Nine months ended                  6/27/98 - 6/28/97
                            ----------------------------------------------------    ---------------------------------------
                              6/27/98      6/28/97      6/27/98       6/28/97       Quarter ended      Nine months ended
                            ----------------------------------------------------    ---------------------------------------
Domestic
Product                         65%          68%          61%           64%             (17%)                (10%)
Service                         60%          59%          60%           58%               1%                   3%
Total                           64%          65%          61%           63%             (13%)                 (7%)

Europe
Product                         22%          20%          24%           22%              (8%)                  1%
Service                         31%          30%          31%           32%               4%                  (2%)
Total                           24%          23%          26%           24%              (4%)                  --

Other International
Product                         13%          12%          15%           14%              (5%)                  3%
Service                          9%          11%           9%           10%             (13%)                (10%)
Total                           12%          12%          14%           13%              (7%)                  --
---------------------------------------------------------------------------------------------------------------------------

         The decrease in domestic product revenues for the current quarter and nine-month periods ended June 27, 1998 was primarily a result of decreased shipments of CLARiiON, Motorola-based AViiON systems, and personal computer and other equipment product revenues, which was partly offset by the increase in the Company's Intel-based AViiON systems and product revenues from VALiiANT. The decrease in European product revenues, including U.S. direct export sales, for the current quarter was mainly attributable to decreases in CLARiiON and personal computer and other equipment product revenues, which is partly offset by increases in Intel-based AViiON product revenues. The increase in European product revenues, including U.S. direct export sales, for the nine-month period ended June 27, 1998 was mainly attributable to the increase in Intel-based AViiON product revenues, partially offset by decreases in CLARiiON product revenues. Other international product revenues, including U.S. direct export sales, for the current quarter decreased 5% as compared with the same fiscal quarter in 1997. The increase in other international product revenues for the nine-month period ended June 27, 1998 was primarily due to an increase in revenues from the CLARiiON product line.

           For the current nine-month period, total revenues in the European marketplace decreased by approximately 3% due to a stronger U.S. dollar as compared to the nine-month period ended June 28, 1997.

Cost of Revenues (in millions)

---------------------------------------------------------------------------------------------------------------------------------
                                             Quarter ended                                Nine months ended
                            ---------------------------------------------------       -------------------------------------------

                               6/27/98          Change          6/28/97                  6/27/98         Change         6/28/97
                            ---------------------------------------------------       -------------------------------------------
Product                         $244.3           23%            $199.4                    $624.2           11%           $563.2
 % of Product Revenues             96%                             68%                       80%                            67%

Service                           59.9           (2%)             61.4                     183.2           (3%)           188.0
 % of Service Revenues             61%                             63%                       62%                            64%

Total Cost of Revenues          $304.2           17%            $260.8                    $807.4            7%           $751.2
 % of Total Revenues               87%                             67%                       75%                            67%
---------------------------------------------------------------------------------------------------------------------------------

         During the quarter ended June 27, 1998, the Company recorded certain one-time charges of $52.6 million related to the Company's restructuring plan which are included in product cost of sales. These charges are primarily related to the write-down of capitalized software development costs related to products no longer considered to be part of the Company's core strategy. As a result of the change in the Company's strategic focus, the evaluation of the recoverability of the capitalized software development costs resulted in a write-down of its carrying value to its net realizable value. Also included in the one-time charge is the write-down of certain inventory associated with the Company's THiiN Line business unit and the refocused server strategy. Without these special one-time charges, the pro-forma product cost of sales as a percentage of product revenues was 76% and 73% for the quarter and nine-month period ended June 27, 1998, respectively. The increase in the pro-forma product cost as a percentage of product revenues from the comparable year-ago periods was primarily caused by competitive pricing pressures and a shift in product mix. The decrease in the service cost as a percentage of service revenues for the current quarter and nine months ended June 27, 1998 was the result of continued improvements in spare parts inventory management and improved gross margins in the professional service business related to cost savings from the Company's restructuring program.

Operating Expenses (in millions)


-------------------------------------------------------------------------------------------------------------------------
                                                       Quarter ended                         Nine months ended
                                           -------------------------------------     ------------------------------------

                                             6/27/98       Change       6/28/97      6/27/98       Change      6/28/97
                                           -------------------------------------     ------------------------------------
Research & Development                        $31.7          14%         $27.8       $ 88.1          9%         $ 81.1
   % of Total Revenues                           9%                         7%           8%                         7%

Selling, general & administrative             $84.7          (1%)        $85.5       $254.2          1%         $251.6
  % of Total Revenues                           24%                        22%          24%                        22%

Restructuring charge                          $82.4                        --        $ 82.4                       --
  % of Total Revenues                           23%                        --            8%                       --
-------------------------------------------------------------------------------------------------------------------------

         The Company continued to focus its research and development efforts on its core business technology: multi-user computer systems, servers, and mass storage devices. In the current nine-month period, gross expenditures on research and development and software development before capitalization were $116.8 million, an increase of 9% from $107 million for the comparable prior-year period. The increase in research and development expenditures was driven by investment in CLARiiON fibre products and in the Company's Non-Uniform Memory Access (NUMA) architecture for high-end servers. Additionally, in the current quarter, changes in the strategic focus for the Company's server products resulted in the expensing of software development costs that had previously been capitalized.

         For the current quarter ended June 27, 1998, the decrease in selling, general, and administrative expenses over the comparable quarter, is a result of the impact of the Company's restructuring program. The increase in selling, general, and administrative expenses for the nine-month period ended June 27, 1998 was the result of increased marketing efforts in the server and storage businesses. It is anticipated that savings as a result of the Company's restructuring program in the server business will result in decreases in selling, general, and administrative expenses in the second half of calendar year 1998, offset, in part, by increases from the continued investment in the Clariion storage business. At June 27, 1998, the number of employees totaled 4,784, a net decrease of 339 and 280 employees from September 27, 1997 and June 28, 1997, respectively.

         In the quarter ended June 27, 1998, the Company approved and implemented a restructuring program designed to strengthen the Company's focus on storage and enterprise computing solutions and reduce costs in non-strategic areas. The restructuring was adopted in response to the increasing price competition within the computer hardware industry. The program included a net reduction of the Company's worldwide workforce by approximately 400 employees which included 480 employee terminations, offset by additional employees hired to support the Company's storage business initiatives. The plan also included the discontinuation of the Company's THiiN Line internet server products and of the development and manufacturing of certain low-end AViiON server products, a restructuring of research and development activities and the cancellation of certain development and vendor supply agreements with various third parties. As a result of the employee terminations and other actions noted above, the Company will also close certain offices related to sales and marketing activities.

         Accordingly, during the current quarter, the Company recorded a charge of approximately $135 million related to the restructuring program and certain asset write-downs resulting from the plan. The charge included approximately $82.4 million related to employee termination benefits, asset write-downs and other exit costs which the Company has recorded in operating expenses and approximately $52.6 million for capitalized software and inventory write-downs which are included in product cost of sales. A summary of the restructuring charge included in operating expense and the related accrued liability balance at June 27, 1998 is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                         Restructuring                Less:
                                                             Charge             Cash payments and        Jun. 27, 1998
 in millions                                             June 27, 1998          Asset write-downs           Balance

--------------------------------------------------------------------------------------------------------------------------
Employee termination benefits                               $ 43.7                  $ 5.8                   $ 37.9
Asset write-downs                                             19.9                    7.4                     12.5
Lease abandonments                                            11.3                     .1                     11.2
Other exit costs                                               7.5                    1.3                      6.2
                                                             -----                  -----                    -----
          Total                                             $ 82.4                 $ 14.6                   $ 67.8
                                                            ======                 ======                   ======

--------------------------------------------------------------------------------------------------------------------------

         This provision includes severance benefits for approximately 480 employees, of which approximately 65% were based in the United States and the remainder in Europe and Asia / Pacific. Of the 480 employees identified, approximately 270 were terminated during the quarter ended June 27, 1998 and the remaining terminations are expected to be substantially complete by the end of calendar year 1998. Asset write-downs are comprised primarily of fixed assets, including leasehold improvements and demonstration equipment which will be disposed of in connection with the restructuring plan. The provision for lease abandonments relates to vacated lease properties, mainly in Europe and Asia, and includes a change in estimate of $1.3 million for lease abandonment costs accrued in prior years.

         In addition, the Company recorded charges related to the write-down of certain capitalized software costs ($43 million) and inventory ($10 million) which have been recorded in product cost of sales for the quarter ended June 27, 1998. Changes in the Company's focus for its server products resulting from the restructuring program significantly lowered the future gross revenue estimates for certain software based solutions, requiring that these previously capitalized costs be reduced to their net realizable value. Also, the Company disposed of inventory related to its THiiN Line business and certain other discontinued products.

         The Company expects cost savings of approximately $40 to $45 million annually from the restructuring program. The Company does not expect to realize the full benefit of the expense reductions until the first quarter of calendar year 1999. Based on current forecasts, the Company believes that such cost reductions will benefit future operations. While the Company does not currently foresee any significant additional restructuring charges in the near future, the successful implementation of the action plans associated with this restructuring is critical to achieving improved operating results in future periods. There can be no assurance that the Company's restructuring activities will be successful or sufficient to allow the Company to generate improved operating results in future periods.

         During fiscal year 1995, the Company recorded a restructuring charge of $43 million. No material changes in estimates to prior provisions or additional charges were recorded during the first nine-month period of fiscal 1998. All charges, excluding asset write-downs and certain other charges, are cash in nature and are funded from operations. The remaining reserves of $4.6 million at June 27, 1998 are for excess vacant rental properties, primarily located in Europe.

         Interest income for the current quarter was $3.2 million, an 18% increase from $2.7 million for the comparable period of fiscal 1997, due to higher levels of invested cash. Interest expense for the current quarter was $3.6 million, a 20% decrease from $4.5 million for the comparable period of fiscal 1997 due to interest expense savings from the retirement in fiscal 1997 of the 7 3/4% Convertible Subordinated Debentures due 2001. Other expense for the current quarter includes a loss of $2 million from the write-off of an equity investment in a non-affiliated company which had been previously carried at cost. For the nine-month period ended June 27, 1998, the write-off is offset by a gain on the sale of an equity security.

         The income tax provision for the current quarter was $1.0 million compared to $.6 million for the comparable prior-year period. The current year tax provision relates primarily to foreign, state, and federal alternative minimum taxes. The Company has a valuation allowance which offsets substantially all deferred tax assets as of June 27, 1998 and June 28, 1997. The amount of the deferred tax assets considered realizable is subject to change based on estimates of future income during the carryforward period. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence and may adjust the level of the valuation allowance, if appropriate.

         Statements concerning the Company's business outlook or future economic performance; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including Data General's Report on Form 10-K for the 1997 fiscal year ended September 27, 1997 and this Quarterly Report on Form 10-Q for the third fiscal quarter of 1998, which ended June 27, 1998.

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

Item 5.  Other Matters

Stockholder Proposals

         August 17, 1998 is the deadline for submitting stockholder proposals for inclusion in the Board of Directors' proxy statement and form of proxy relating to the January, 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement"). Further, proxies received in connection with the January 1999 Annual Meeting of Stockholders will confer on the Company discretionary authority (i) to vote on any stockholder proposal which is received by the Company after November 2, 1998, and (ii) to vote on any stockholder proposal which is received by the Company on or before November 2, 1998 if the proxy statement includes advice on the nature of the matter and how the Company intends to vote.

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

    10. (nn) Deferred Compensation Plan Trust Agreement dated January 2, 1998, previously filed as Exhibit 10(nn) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998, which is incorporated herein by reference.

    11.        Computation of basic and diluted earnings per share.

(b) No reports on Form 8-K were filed during the current quarter ended June 27, 1998.

                                    SIGNATURE



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    DATA GENERAL CORPORATION
                                                           (Registrant)



                                                      /s/ Arthur W. DeMelle
                                                --------------------------------
                                                         Arthur W. DeMelle
                                                       Senior Vice President
                                                      Chief Financial Officer



    Dated:  August 6, 1998

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

10.(nn) Deferred Compensation Plan Trust Agreement dated January 2, 1998, previously filed as Exhibit 10(nn) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998, which is incorporated herein by reference.

11.      Computation of basic and diluted earnings per share.