Form 10-K
period 1998-09-26
DATA GENERAL CORP
filed 1998-12-17
CIK 26999

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
     (Mark one)
     [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 26, 1998
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to __________________________

                          Commission File Number 1-7352
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

     Aggregate market value of common stock held by non-affiliates of the registrant, as of November 30, 1998: $903,394,588

     Number of shares outstanding of each of the registrant's classes of common stock, as of November 30, 1998:

     Common Stock, par value $.01                   49,842,460
     ----------------------------                 --------------
        (Title of each class)                   (Number of shares)

                      Documents incorporated by reference:

Parts I and II - Portions of registrant's Annual Report to Stockholders for the year ended  September  26,  1998.
Part III - Portions of registrant's Proxy Statement dated December 17, 1998.
================================================================================

AViiON, CLARalert, CLARiiON, Cluster-in-a-Box, DG/UX, DG/ViiSION, ECLIPSE, Navisphere, and VALiiANT are registered trademarks; AVFlex, DG/UX Cluster, Exchange-in-a-Box, Multidimensional Storage Architecture, NTerprise Manager, QuickClusters, TermServer-in-a-Box, and THiiN are trademarks; and OMNiiCARE, NTAlert and REPAIRiiON are service marks of Data General Corporation. Intel, the Intel Inside logo and Pentium are registered trademarks and Xeon is a trademark of Intel Corporation. Microsoft and Windows NT are registered trademarks of Microsoft Corporation.

All other brand and product names may be trademarks or registered trademarks of their respective holders.

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

         Data General, founded as a minicomputer company, has a history of technology leadership in the computer industry. In 1988, the Company recognized the impact which commodity microprocessors would have on proprietary systems and on the overall economics of the computer business. To capitalize on this trend, in 1989 Data General introduced the AViiON line of open systems, and in 1991 the Company brought to market its first high-availability RAID (Redundant Array of Inexpensive Disks) storage systems. During fiscal 1998, AViiON servers and CLARiiON mass storage products constituted approximately 89 percent of the Company's product revenues.


Strategy.

         Data General's objective is to be a worldwide leader in open server and mass storage products. The key elements of the Company's strategy are to:

         Develop Value-Added and Innovative Systems Technologies. Data General develops value-added and innovative systems technologies to provide a broad spectrum of business-critical, enterprise solutions. The Company believes its competitive position is strengthened by the differentiating features and enhancements that it provides by leveraging its design and engineering competencies with low cost commodity components and subassemblies, world class manufacturing and the expertise of its suppliers.

         Maintain Technology Leadership. Data General intends to continue to identify market opportunities and rapidly deliver advanced technological products that provide scalability, connectivity and price/performance advantages. The Company believes that its ability to combine open technologies with its own expertise in advanced systems architecture design, manufacturing processes, project management and product development provides it with a competitive advantage and enables it to be early to market with key products. In 1997 and 1998, the Company introduced next generation technologies, including AViiON NT Cluster-in-a-Box, TermServer-in-a-Box, AV 20000 and AV 25000 servers based on Non-Uniform Memory Architecture ("NUMA"), and CLARiiON Fibre Channel-based storage systems, to meet the future computing and information access needs of its customers.

         Utilize Multi-Channel Distribution and Strategic Alliances. The Company plans to continue using multiple channels of distribution to expand its worldwide market for enterprise server and storage solutions. In addition to expanding its direct sales force, the Company intends to continue to leverage and expand its extensive network of value-added resellers and its strong original equipment manufacturers ("OEM") and other third-party distribution relationships such as those with Dell, Hewlett-Packard, NEC, Silicon Graphics and Storage Technology. Because enterprise customers often seek integrated solutions, Data General has developed relationships with such companies as Intel, Microsoft, Oracle, Informix, PeopleSoft, SAP, Baan, HBO and Company, Meditech, and other selected component and software suppliers.

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


Products and Technologies.

         Server Business

         AViiON computers function as servers and multi-user systems for a wide variety of applications providing solutions for businesses ranging from departments and small businesses to large commercial enterprises that need high availability systems to support large numbers of users, handle large volumes of transactions and support large databases. The AViiON family of computer systems includes two series: the newest series of AViiON servers, introduced in 1995, based on the Intel microprocessor architecture; and an earlier series, available since 1989, based on Reduced Instruction Set Computing ("RISC") microprocessors from Motorola. AViiON now has an installed base of approximately 56,000 systems. In fiscal 1998, revenues from the AViiON family were approximately $542 million. Intel processor-based AViiON servers presently constitute the vast majority of AViiON revenues.

         The Intel processor-based AViiON product family includes enterprise servers, high-end departmental and PC servers, and desk-side servers. The Company's enterprise servers combine high performance with extensive reliability, availability and serviceability features typically found on larger computers. Together with a scalable and expandable design, these features make AViiON servers suitable platforms for business-critical commercial applications from independent software vendors such as SAP, Baan, PeopleSoft and Oracle. These servers support several operating systems and are capable of running applications from leading suppliers of databases, languages, office automation and industry applications packages. Intel processor-based AViiON servers support the Microsoft Windows NT Server operating system, the SCO UnixWare System, various other open operating systems, and the DG/UX operating system, Data General's commercial implementation of the UNIX operating system.

         During 1997, the Company introduced the AV 20000 family and in 1998, the AV 25000 family of high-performance systems based on Intel Standard High Volume ("SHV") server boards and NUMA architecture. This class of product extends the high end of the AViiON product line and enables customers to capitalize on their existing investments in applications written for SMP (symmetric multiprocessing) systems. AViiON NUMA systems are sold by the Data General sales force and by channel distribution partners.

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

         AViiON servers and related systems, including personal computers and earlier generation ECLIPSE MV computers, represented 43% of consolidated total revenues for the year ended September 26, 1998, 42% of consolidated total revenues for the fiscal year ended September 27, 1997, and 43% of consolidated total revenues for the fiscal year ended September 28, 1996.

         Storage Business

         The CLARiiON division supports a wide range of open systems computing platforms with a broad family of storage products ranging from disk arrays for the PC/local area network market to high-capacity, high-availability arrays for enterprise storage applications. CLARiiON mass storage disk arrays support the UNIX operating system, Windows NT Server, SCO UnixWare and OS/2, as well as Novell NetWare. CLARiiON products operate on a wide range of open systems computing platforms, including systems from IBM, Compaq/Digital Equipment, Sun Microsystems, Dell, Hewlett-Packard, Sequent and Silicon Graphics. The majority of CLARiiON revenues are derived through OEM relationships with major systems vendors and storage suppliers. However, CLARiiON products are also sold through CLARiiON's direct sales force and through systems integrators and distributors. Approximately 75,000 CLARiiON systems have been shipped since 1991.

         In the past two years, the Company introduced and began delivering a new generation of CLARiiON products based on "Fibre Channel" technology. Fibre Channel technology has distinct advantages over SCSI technology, which is used in the existing generation of CLARiiON and competitive storage systems. Fibre Channel advantages include increased bandwidth, enabling the movement of up to five times as much data, and greater scalability, permitting use of much larger disk arrays. Fibre Channel technology will also allow a significant increase in the permitted distance between servers and CLARiiON storage devices.

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

         Storage revenues represented 28% of consolidated total revenues for the year ended September 26, 1998, 33% of consolidated total revenues for the fiscal year ended September 27, 1997, and 27% of consolidated total revenues for the fiscal year ended September 28, 1996.

         Contract Manufacturing, Repair and Logistics

         Data General also provides contract manufacturing services through the VALiiANT business unit, and product repair and logistics services through the REPAIRiiON business unit. Both units take advantage of the Company's world class manufacturing expertise and facilities. Data General was the first U.S. computer company to have its worldwide manufacturing operations gain ISO 9000 certification. By leveraging its world class manufacturing and product repair capabilities, the Company believes VALiiANT and REPAIRiiON provide Data General with opportunities to realize incremental revenues and profits.


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

         The majority of the Company's service revenues are related to the Company's AViiON systems business. Service revenues represented 27% of consolidated total revenues for the year ended September 26, 1998, 25% of consolidated total revenues for the fiscal year ended September 27, 1997, and 30% of consolidated total revenues for the fiscal year ended September 28, 1996.


Marketing and Distribution.

         The Company has two major divisions that are responsible for sales and marketing: AViiON Enterprise Server Division and CLARiiON Advanced Storage Division. The Company uses multiple distribution channels, including direct sales, mass merchandising, reseller channels, and OEM sales. Sales divisions are structured to cover the following major geographic areas: the United States, Europe, Asia/Pacific, Canada, and Latin America. The Company also has a sales division dedicated to the healthcare market.

         The Company sells its AViiON systems directly to end users by its sales force of approximately 900 sales representatives and systems engineers. In addition the Company uses indirect channels such as systems integrators, software suppliers, distributors and industry-specific VARs to broaden sales of its AViiON products into many specialized markets.

         The Company's CLARiiON Advanced Storage Division uses primarily third-party distribution channels such as OEMs, distributors and VARs. Major customers include Dell, Hewlett-Packard, NEC, Sequent, Silicon Graphics, and Storage Technology. The Company is also expanding its sales force to increase sales of CLARiiON directly to end users.

         The Company provides lease financing through various leasing and financing programs arranged with third parties. Data General Leasing provides flexible financing programs for all Data General products, as well as third-party hardware, software and services. These programs are available worldwide for resellers, distributors and end users.

         The largest single customer during fiscal 1998 was Hewlett-Packard, which purchases primarily CLARiiON storage systems for resale to its customers. Hewlett-Packard accounted for 13% of consolidated total revenues in fiscal 1998. The Company did not have any other customers with revenues exceeding 10% of the Company's consolidated total revenues during fiscal 1998. The Company's business is not subject to any unusual seasonal fluctuations.

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

Organization and Structure.

         The Company has two primary divisions: AViiON Enterprise Server Division and CLARiiON Advanced Storage Division. These divisions are supported by centralized operations for Manufacturing and Services, Finance and Administration, and Corporate Marketing.

         The AViiON Enterprise Server Division includes sales, marketing, development, and professional services activities. Worldwide sales operations are responsible for direct sales and reseller channels. Sales divisions are structured to cover the following major geographic areas: the United States, Europe, Asia, the Pacific Rim, Canada, and Latin America. The Worldwide Healthcare Division is responsible for sales and marketing activities in the healthcare market. The Company's AViiON Marketing activities are focused on providing enterprise software solutions. Professional Services provides customers with complete services to design, implement, and support commercial computing environments. The Company's Open Systems Training business provides lecture/lab courses, on-site training, and computer and video based training, and is a Microsoft Authorized Technical Education Center and offers the Microsoft Certified Professional Program.

         The CLARiiON Advanced Storage Division is responsible for development and marketing of the Company's CLARiiON family of open mass storage products. The division includes organizations focused on OEM sales, Solutions sales, marketing, product engineering, services, and advanced research and development.

         The Manufacturing, Customer Service, and Information Management Group ("IMG") organization encompasses several functions. Manufacturing is responsible for producing Data General systems; for procuring associated components, subassemblies, peripherals, and various other products which are incorporated into Data General systems or sold under the Data General label; for the operation of the VALiiANT contract manufacturing and REPAIRiiON repair and logistics business units; for Customer Order Fulfillment; and for overall corporate quality assurance. Customer Service encompasses the Customer Support Center, field engineering and other technical services. IMG is responsible for the Company's information management technology and operations.

         The Finance and Administration organization includes the Controller, the Treasurer, Legal, Investor Relations, Property Management, and Human Resources functions.

         Corporate Marketing is responsible for increasing the Company's visibility and awareness through public relations, advertising, tradeshows, and a number of marketing and lead generation activities spanning both the AViiON and CLARiiON divisions.


Raw Materials.

         Data General's manufacturing operations employ a wide variety of mechanical and electronic components, raw materials and other supplies. In the design of its products, the Company routinely attempts to utilize multiple-sourced components. However, in some instances, the Company selectively uses sole-sourced components, such as microprocessors and gate arrays, in order to achieve desired system performance. These components are typically based on the manufacturer's proprietary underlying technology.

         In a few instances, the Company is dependent upon certain vendors for the manufacture of significant components of its server and mass storage systems. If these vendors were to become unwilling or unable to continue to manufacture these products in required volumes, the Company would have to identify and qualify acceptable alternative vendors. The inability to develop alternate sources, if required in the future, could result in delays or reductions in product shipments. With respect to sole-sourced materials, the Company has not experienced significant problems with either the quality or the sources and availability of materials.


Patents.

         In November 1994 and in May 1996, the Company commenced patent infringement litigation against International Business Machines Corporation charging infringement of certain of the Company's patents (see "Item 3. Legal Proceedings," below). Although the Company believes its claims are valid, it cannot predict the outcome of the litigation. Should the Company prevail in the litigation, such patents could play a significant role in the conduct of its business and accordingly would be material. The Company believes that most of its remaining patents do not presently play a significant role in the conduct of its business or in its industry in general and most patents, granted or which may be granted to it, while anticipated to be of value, are not expected to be of material significance. The Company also owns certain copyrights, trademarks and proprietary information.

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


Competition.

         The computer industry has been characterized by rapid technological change, product improvement, and price reductions. During fiscal 1998, the Company experienced revenue growth in the AViiON business due to increased sales of Intel processor-based servers, particularly for Microsoft Windows NT-based applications, and revenue decline in the CLARiiON storage business due to the transition from SCSI-based systems to new Fibre Channel-based systems. The Company believes that the CLARiiON transition to Fibre Channel-based systems is progressing smoothly. Data General's future may be adversely affected by new technology developed by others or by price reductions initiated by competitors. Some of the Company's competitors are larger companies and have substantially greater resources than the Company. The Company also competes with a number of smaller manufacturers. The Company believes that it is a significant manufacturer of multi-user computer systems, servers, and mass storage devices for commercial applications.

         The Company's AViiON systems have become increasingly competitive since they were introduced in fiscal 1989. The Company believes its AViiON systems compete favorably with standards-based systems from other industry-leading vendors based upon a wide range of features and performance, including high availability and clustering; the ability to run multiple operating systems, including Windows NT Server, the Company's DG/UX operating system, and SCO UnixWare; and the availability of an extensive range of applications software.

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

         The Company believes that its CLARiiON product was the first open, RAID-based mass storage product. The CLARiiON product supports leading open systems platforms, including Hewlett-Packard, IBM/AIX, Microsoft Windows NT, and Sun Microsystems. The Company believes it is a leader in developing Fibre Channel-based storage products.


Research and Development.

         The Company believes that if it is to compete successfully in the industry it will require a continuing commitment to research and development. Research and development expenses were $118.7 million in fiscal 1998, $110.0 million in fiscal 1997, and $98.0 million in fiscal 1996. Gross expenditures on research and development and software development in fiscal 1998, before capitalization, increased 5% compared to fiscal 1997. Research and development work contracted to third parties during fiscal 1997 was insignificant. During fiscal 1998, the Company focused its research and development efforts on its core business technology, multi-user computer systems, servers, and mass storage devices, including related software and services. This includes development work on systems based on NUMA architecture for high-end computer systems and Fibre Channel storage systems.

         Continued emphasis on applied research and development programs is anticipated in order to improve existing products and to expand product line capabilities. Research and development work is done primarily in the following areas: general purpose computer systems, open mass storage devices, systems and applications software, integrated circuit technology, network services and products, and contracted special product design.

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


Employees.

         The Company had approximately 4,700 employees as of September 26, 1998, compared with 5,100 employees as of September 27, 1997, and 4,900 employees as of September 28, 1996. The Company's employees are not covered under any collective bargaining agreements, and the Company has not experienced any significant labor problems. The Company believes that its relationship with its employees is good.


International Operations.

         Foreign business is conducted through Company owned subsidiaries and through a network of representatives and distributors. International revenues, including U.S. direct export sales, amounted to approximately 38% of consolidated total revenues in fiscal 1998, and 37% and 40% of consolidated total revenues in fiscal 1997 and 1996, respectively. The majority of Data General's international revenues are derived from western Europe, Asia and Canada. In view of the locations and diversification of its international activities, the Company does not believe that there are any special risks beyond the normal business risks attendant to activities abroad. The Company maintains a hedging program to minimize its exposure to foreign currency fluctuations. Additional information relating to the Company's international operations, including financial information by major geographic area, is included in "Note
12. Geographic Segment Data" on page 40 of the Company's Annual Report to Stockholders for the fiscal year ended September 26, 1998.

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

Indirect Channels of Distribution.

         Substantially all of the Company's CLARiiON sales, and a significant portion of the Company's AViiON sales, are derived from reseller and OEM channels. A single OEM channel customer during fiscal 1998 accounted for approximately 13% of the Company's consolidated revenues. The Company's financial results could be adversely affected if this customer or any other material reseller or OEM were to substantially decrease its orders, or change configurations, or terminate its relationship with the Company. Further, the utilization of indirect channels of distribution tends to limit the Company's ability to predict customer orders.

Concentrated Manufacturing Operations.

         Over the last several years, the Company has consolidated its various manufacturing operations into three facilities where the Company conducts most of its assembly, test, systems integration, and distribution operations. The Company's ability to ship products and the Company's business, financial condition and results of operations could be adversely affected were these facilities not able to operate at required levels.

Capitalization of Software Development Costs.

         The Company has made and continues to make significant investments in software development efforts. The amount of expenditures that qualify for capitalization under Statement of Financial Accounting Standards Number 86 ("SFAS 86"), "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," may vary from period to period as software projects progress through the development life cycle. These variations could impact the Company's operating results in any given period. Unamortized software development costs were $51.5 million at September 26, 1998. If technological developments or other factors were to jeopardize the realizability of such assets, the Company could be required to write off all or a substantial portion of such capitalized values, which would have a material adverse effect on the Company's results of operations for the period in which the write-off occurred.

Year 2000 Information and Readiness Disclosure Act.

The "Year 2000 issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not correctly handle dates beyond 1999, resulting in errors in information or program or systems failures. As well, notwithstanding any preparations taken by the Company, the Year 2000 issue presents risks and uncertainties that could affect the Company's business, financial condition or results of operations. The information and statements contained under the heading "Year 2000 Information and Readiness Disclosure Act" on pages 24 to 26 of the Company's Annual Report to Stockholders for the fiscal year ended September, 26, 1998, are incorporated here by reference.

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

         Additional information regarding the Company's principal plants and properties is included under the heading "Facilities" on page 42 of the Company's Annual Report to Stockholders for the fiscal year ended September 26, 1998.

Item 3.  Legal Proceedings.

         The Company has been engaged in patent infringement litigation against IBM Corporation since November 1994. Two lawsuits, both in the discovery stages, are pending in the United States District Court for the District of Massachusetts in Worcester. The Company alleges that several IBM products including the AS/400 midrange systems and the AS/400 RISC-based computer product line infringe various Company patents. Both suits seek compensatory damages and, where appropriate, injunctive relief. IBM has answered both complaints, has denied the Company's infringement claims and has interposed counterclaims alleging that the Company's AViiON and CLARiiON computer systems infringe IBM patents.

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


Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.


Executive Officers of the Registrant.

       Frederick R. Adler(1), Age 72, Chairman of the Executive Committee of the Board of Directors since July 1982; Managing General Partner of Adler & Company, a venture capital investment firm, and a general partner of its related investment funds for more than five years; of counsel to Fulbright & Jaworski L.L.P., Attorneys, and until December 1995, Senior Partner of such firm.

       Ronald L. Skates(1), Age 57, President and Chief Executive Officer of the Company since November 1989; Executive Vice President and Chief Operating Officer of the Company from August 1988 to November 1989; Senior Vice President of the Company from November 1986 to August 1988; Chief Financial Officer of the Company from November 1986 to August 1987; Partner, Price Waterhouse from July 1976 to November 1986.

       William J. Cunningham, Age 60, Senior Vice President of the Company since November 1996; Vice President of the Company from August 1989 to October 1996; prior positions at Apollo Computer Inc. included Vice President and General Manager, Manufacturing and Research and Development, from October 1988 to June 1989; and Vice President and General Manager, Manufacturing and Distribution, from September 1987 to September 1988; Vice President, U.S. Manufacturing, for Honeywell Bull from March 1986 to September 1987.

       Arthur W. DeMelle (2), Age 58, Senior Vice President of the Company since November 1996; Vice President of the Company from March 1992 to October 1996 and Chief Financial Officer of the Company since March 1992; prior positions included Senior Vice President of Finance and Administration at Chep USA from November 1989 to March 1992; Executive Vice President and Chief Financial Officer at Emery Air Freight Corporation from April 1987 to May 1989; and Executive Vice President and Chief Financial Officer at Purolator Courier Corporation from July 1980 to April 1987.

       Joel Schwartz, Age 56, Senior Vice President of the Company since November 1996; Vice President of the Company from February 1989 to October 1996; President and Chief Operating Officer of Polygen Corp. from August 1986 to February 1989.

       Ethan Allen, Age 51, Senior Vice President of the Company since November 1998; Vice President of the Company from January 1992 to November 1998; Division Vice President of the Company from January 1990 to January 1992.

         Executive officers of the Company are elected annually and hold office until the first meeting of the Board of Directors following the Annual Meeting of Stockholders or until their successors have been elected and have duly qualified.

(1) Member of Board of Directors and Executive Committee thereof.
(2) Arthur W. DeMelle died on December 10, 1998.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         The information contained under the headings "Stock Price Range" on page 41; and "Number of Stockholders," "Dividend Policy," and "Stock Exchange Listing" on page 43 of the Company's Annual Report to Stockholders for the fiscal year ended September 26, 1998 is incorporated herein by reference.


Item 6.  Selected Financial Data.

         The information contained under the heading "Five Year Summary of Selected Financial Data" on page 18 of the Company's Annual Report to Stockholders for the fiscal year ended September 26, 1998 is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19 through 26 of the Company's Annual Report to Stockholders for the fiscal year ended September 26, 1998 is incorporated herein by reference. This information should be read in conjunction with the related consolidated financial statements incorporated by reference under Item 8.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

         The information contained under the heading "Market Risk" on page 26 of the Company's Annual Report to Stockholders for the fiscal year ended September 26, 1998, is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data.

         The information  contained in the  consolidated  financial  statements, notes to consolidated financial statements, and report of independent accountants, under the heading "Quarterly Financial Data (Unaudited)," and "Facilities," on pages 27 through 42 of the Company's Annual Report to Stockholders for the fiscal year ended September 26, 1998 is incorporated herein by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         The information contained under the heading "Proposal No. 1 - Election of Seven Directors" on pages 4 through 7 of the Company's Proxy Statement dated December 17, 1998 is incorporated herein by reference. See also "Executive Officers of the Registrant" appearing in Part I hereof.


Item 11.  Executive Compensation.

         The information contained under the headings "Summary Compensation Table," "Option Grants in the 1998 Fiscal Year," "Option Exercises in the 1998 Fiscal Year and Fiscal Year-End Option Values," "Compensation Pursuant to Plans," "Employee Agreements" and "Compensation of Directors" on pages 9 through 20 of the Company's Proxy Statement dated December 17, 1998 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The information contained under the heading "Beneficial Ownership of Common Stock" and in the second paragraph and related table under the heading "Proposal No. 1 - Election of Seven Directors" on pages 2 through 7 of the Company's Proxy Statement dated December 17, 1998 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

         Not applicable.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K.

         (a) 1 and 2. Index to financial statements and related schedule:

                                                                            Page
Five-year summary of selected financial data ................................18*
Management's discussion and analysis of financial condition and results of operations ..........................................................19-26*
Consolidated balance sheets at September 26, 1998 and September 27, 1997 ..28* For fiscal years ended September 26, 1998, September 27, 1997, and
     September 28, 1996:
          Consolidated statements of operations..............................27*
          Consolidated statements of cash flows..............................29*
          Consolidated statements of stockholders' equity....................30*
Notes to consolidated financial statements................................31-40*
Report of independent accountants............................................41*
Supplemental financial information...........................................41*
Facilities...................................................................42*
Report of independent accountants on financial statement schedules...........23
Financial statement schedule:
          Schedule II - Valuation and qualifying accounts....................24

         The financial statement schedule should be read in conjunction with the financial statements in the 1998 Annual Report to Stockholders. All other schedules have been omitted as they are not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

----------------------

* Page references are to the 1998 Annual Report to Stockholders. The 1998 Annual Report to Stockholders is not to be deemed filed as part of this Report except for those parts thereof specifically incorporated by reference into this Report.

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

     (c) By-Laws of the Company, as amended, previously filed as Exhibit 3 (c) to Form 10-K/A dated April 21, 1998, which is incorporated herein by reference.

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

     (p) Form of Amendment dated November 5, 1997 to various Employment Agreements between the Company and its full-time officers, previously filed as Exhibit 10(mm) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997, which is incorporated herein by reference.

     (q) Form of Indemnity Agreement between the Company and its officers and directors, previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

     (r) Form of Amendment dated November 5, 1997 to various Indemnity Agreements between the Company and its officers and directors, previously filed as Exhibit 10(ll) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997, which is incorporated herein by reference.

     (s) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the Company and its highly compensated employees, previously filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (t) Form of Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the Company and its current President and Chief Executive Officer, previously filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (u) 1994 Non-Employee Director Stock Option Plan, Appendix A to the prospectus included in the Company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

     (v) Form of 1994 Non-Employee Director Stock Option Agreement, previously filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (w) Employee Qualified Stock Purchase Plan, previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-31159, which is incorporated herein by reference.

     (x) Employee Stock Option Plan, Appendix A to the prospectus included in the Company's Registration Statement on Form S-8, Registration Number 33-58237, which is incorporated herein by reference.

     (y) Summary of 1998 Fiscal Year Bonus Opportunity for Chief Executive Officer, previously filed as Exhibit 10(jj) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997, which is incorporated herein by reference.

     (z) Summary of Retention Bonus for Chief Executive Officer, previously filed as Exhibit 10(kk) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997, which is incorporated herein by reference.

     (aa) Stock Compensation Plan for Non-Employee Directors, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-31159, which is incorporated herein by reference.

     (bb) Credit Agreement dated September 30, 1997 between the Company and NationsBank of Texas, N.A., et al, previously filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, which is incorporated herein by reference.

     (cc) 1997  Non-Officer  Employee  Stock  Option Plan,  previously  filed as
     Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, which is incorporated herein by reference.

     (dd) Form of 1997 Non-Officer Employee Stock Option Agreement, previously filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, which is incorporated herein by reference.

     (ee) Amendment No. 1 to Credit Agreement dated as of January 28, 1998, amending the Credit Agreement between the Company and NationsBank of Texas, N.A., et al.

     (ff) Amendment No. 2 to Credit Agreement dated as of August 28, 1998, amending the Credit Agreement between the Company and NationsBank of Texas, N.A., et al.

     (gg) Deferred  Compensation Plan dated January 1, 1998, previously filed as
     Exhibit  4.1  to  the  Company's   Registration   Statement  on  Form  S-8,
     Registration Number 333-45153, which is incorporated herein by reference.

     (hh) Deferred Compensation Plan Trust Agreement dated January 2, 1998, previously filed as Exhibit 10(nn) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998, which is incorporated herein by reference.

     (ii) Grant of Common Stock to Non-Employee Directors dated November 5, 1997, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-45153, which is incorporated herein by reference.

11. Computation of basic and diluted earnings per share.

13. Annual report to stockholders for the fiscal year ended September 26, 1998, certain portions of which have been incorporated herein by reference.

21.  Subsidiaries of the registrant.

23.  Consent of independent accountants.

         Exhibits, other than those incorporated by reference, have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.

         b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the fiscal year ended September 26, 1998.

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

                                               DATA GENERAL CORPORATION
                                                      (Registrant)
                                                By: /s/ Ronald L. Skates

                                               -------------------------------
                                                      Ronald L. Skates
                                           President and Chief Executive Officer

December 17, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                               Title                      Date
   ---------                               -----                      ----
/s/ Ronald L. Skates                President and Chief
--------------------------------    Executive Officer;
Ronald L. Skates                         Director              December 17, 1998

/s/ Frederick R. Adler              Chairman of Executive
--------------------------------    Committee of Board of
Frederick R. Adler                  Directors; Director        December 17, 1998

/s/ Jeffrey M. Cunningham           Director                   December 17, 1998
--------------------------------
Jeffrey M. Cunningham

                                    Senior Vice President;
--------------------------------    Chief Financial Officer;
Arthur W. DeMelle                   Chief Accounting Officer

/s/ Ferdinand Colloredo-Mansfeld    Director                   December 17, 1998
--------------------------------
Ferdinand Colloredo-Mansfeld

/s/ Donald H. Trautlein             Director                   December 17, 1998
--------------------------------
Donald H. Trautlein

/s/ Richard L. Tucker               Director                   December 17, 1998
--------------------------------
Richard L. Tucker

/s/ W. Nicholas Thorndike           Director                   December 17, 1998
--------------------------------
W. Nicholas Thorndike

/s/ John J. Gavin Jr.               Vice President;            December 17, 1998
---------------------------------   Controller;
John J. Gavin Jr.                   Acting Chief Financial
                                    Officer

/s/ Robert C. McBride               Vice President; Treasurer  December 17, 1998
---------------------------------   Acting Chief Accounting
Robert C. McBride                   Officer

                            DATA GENERAL CORPORATION

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Data General Corporation

         Our audits of the consolidated financial statements referred to in our report dated October 28, 1998 appearing on page 41 of the 1998 Annual Report to Stockholders of Data General Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






/s/  PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
October 28, 1998


                                                                                                                         SCHEDULE II

                                                   DATA GENERAL CORPORATION
                                               VALUATION AND QUALIFYING ACCOUNTS

                                                         (In thousands)


                                                    Balance at
                                                    Previous End                                               Balance at
Description                                           of Year          Additions           Deductions          End of Year
---------------------------------                   ------------       ---------           ----------          -----------

SEPTEMBER 26, 1998

Allowance for doubtful accounts . . . . . . . . .   $  16,588          $  11,814(a)       $  (8,978)(b)       $  19,424
Valuation allowance on deferred tax asset (c) . .     195,071             82,492            (17,328)            260,235

SEPTEMBER 27, 1997

Allowance for doubtful accounts . . . . . . . . .      14,480             11,211(a)          (9,103)(b)          16,588
Valuation allowance on deferred tax asset (c) . .     204,017             11,504            (20,450)            195,071

SEPTEMBER 28, 1996

Allowance for doubtful accounts . . . . . . . . .      14,079             10,276(a)          (9,875)(b)          14,480
Valuation allowance on deferred tax asset (c) . . .   201,255             19,827            (17,065)            204,017


--------------------------------------------------------------------------------------------------------------------------

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

     (c) By-Laws of the Company, as amended, previously filed as Exhibit 3(c) to Form 10-K/A dated April 21, 1998, which is incorporated herein by reference.

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

     (p) Form of Amendment dated November 5, 1997 to various Employment Agreements between the Company and its full-time officers, previously filed as Exhibit 10(mm) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997, which is incorporated herein by reference.

     (q) Form of Indemnity Agreement between the Company and its officers and directors, previously filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1987, which is incorporated herein by reference.

     (r) Form of Amendment dated November 5, 1997 to various Indemnity Agreements between the Company and its officers and directors, previously filed as Exhibit 10(ll) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997, which is incorporated herein by reference.

     (s) Data General Corporation Supplemental Retirement Benefit Plan dated as of October 1, 1989, between the Company and its highly compensated employees, previously filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (t) Form of Supplemental Pension and Retiree Medical Agreement dated as of December 7, 1994, between the Company and its current President and Chief Executive Officer, previously filed as Exhibit 10(y) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (u) 1994 Non-Employee Director Stock Option Plan, Appendix A to the prospectus included in the Company's Registration Statement on Form S-8, Registration Number 33-53039, which is incorporated herein by reference.

     (v) Form of 1994 Non-Employee Director Stock Option Agreement, previously filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, which is incorporated herein by reference.

     (w) Employee Qualified Stock Purchase Plan, previously filed as Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-31159, which is incorporated herein by reference.

     (x) Employee Stock Option Plan, Appendix A to the prospectus included in the Company's Registration Statement on Form S-8, Registration Number 33-58237, which is incorporated herein by reference.

     (y)  Summary of 1998  Fiscal  Year Bonus  Opportunity  for Chief  Executive
     Officer, previously filed as Exhibit 10(jj) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997, which is incorporated herein by reference.

     (z) Summary of Retention Bonus for Chief Executive Officer, previously filed as Exhibit 10(kk) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 27, 1997, which is incorporated herein by reference.

     (aa) Stock Compensation Plan for Non-Employee Directors, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-31159, which is incorporated herein by reference.

     (bb) Credit Agreement dated September 30, 1997 between the Company and NationsBank of Texas, N.A., et al, previously filed as Exhibit 10(ee) to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, which is incorporated herein by reference.

     (cc) 1997  Non-Officer  Employee  Stock  Option Plan,  previously  filed as
     Exhibit 10(ff) to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, which is incorporated herein by reference.

     (dd) Form of 1997 Non-Officer Employee Stock Option Agreement, previously filed as Exhibit 10(gg) to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, which is incorporated herein by reference.

     (ee) Amendment No. 1 to Credit Agreement dated as of January 28, 1998, amending the Credit Agreement between the Company and NationsBank of Texas, N.A., et al.

     (ff) Amendment  No. 2 to Credit   Agreement  dated as of August  28,  1998,
     amending the Credit Agreement between the Company and NationsBank of Texas, N.A., et al.

     (gg) Deferred  Compensation Plan dated January 1, 1998, previously filed as
     Exhibit  4.1  to  the  Company's   Registration   Statement  on  Form  S-8,
     Registration Number 333-45153, which is incorporated herein by reference.

     (hh) Deferred Compensation Plan Trust Agreement dated January 2, 1998, previously filed as Exhibit 10(nn) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1998, which is incorporated herein by reference.

     (ii) Grant of Common Stock to Non-Employee Directors dated November 5, 1997, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-45153, which is incorporated herein by reference.

11.  Computation of basic and diluted earnings per share.

13. Annual report to stockholders for the fiscal year ended September 26, 1998, certain portions of which have been incorporated herein by reference.

21.  Subsidiaries of the registrant.

23.  Consent of independent accountants.

         Exhibits, other than those incorporated by reference, have been included in copies of this Report filed with the Securities and Exchange Commission. Stockholders of the Company will be provided with copies of these exhibits upon written request to the Company.