Form 10-Q
period 1998-12-26
DATA GENERAL CORP
filed 1999-02-04
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 26, 1998
                                           -----------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act  of  1934  For  the  transition  period  from   _______________________   to
__________________________

                          Commission File Number 1-7352
                         ______________________________

                            Data General Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    04-2436397
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


4400 Computer Drive, Westboro, Massachusetts                   01580
--------------------------------------------                ----------
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

                                    Yes X    No
                                       ---      ---

Number of shares outstanding of each of the registrant's classes of common stock, as of January 22, 1999:

    Common Stock, par value $.01                                 50,152,458
    ----------------------------                            ------------------
       (Title of each class)                                (Number of shares)


================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                Quarter Ended
                                                            --------------------
                                                             Dec. 26,   Dec. 27,
in thousands, except per share amounts                         1998       1997
--------------------------------------------------------------------------------
Revenues:
    Product.............................................    $268,836    $267,177
    Service.............................................      96,753      98,098
                                                            --------    --------
         Total revenues.................................     365,589     365,275
                                                            --------    --------

Costs and expenses:
    Cost of product revenues............................     184,217     189,171
    Cost of service revenues............................      60,831      60,176
    Research and development............................      28,873      27,448
    Selling, general, and administrative................      86,475      84,371
                                                            --------    --------
         Total costs and expenses.......................     360,396     361,166
                                                            --------    --------

Income from operations..................................       5,193       4,109
Interest income.........................................       3,019       3,509
Interest expense........................................       3,776       3,620
Other income ...........................................       5,372         --
                                                            --------    --------

Income before income taxes..............................       9,808       3,998
Provision (benefit) for income taxes....................      (6,700)        500
                                                            --------    --------
Net income..............................................    $ 16,508    $  3,498
                                                            ========    ========

Basic net income per share

    Net income per share................................       $0.33       $0.07
                                                            ========    ========
    Weighted average shares outstanding.................      49,801      48,640
                                                            ========    ========

Diluted net income per share

    Net income per share................................       $0.32       $0.07
                                                            ========    ========
    Weighted average shares outstanding, including
    common stock equivalents, where applicable..........      51,236      50,676
                                                            ========    ========

No cash dividends have been declared or paid since inception.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)
                                                               Dec. 26,     Sept. 26,
dollars in thousands, except par value                           1998          1998
--------------------------------------------------------------------------------------
Assets
Current assets
    Cash and temporary cash investments.................     $  130,289    $  158,220
    Marketable securities...............................        157,184       160,354
    Receivables, net....................................        308,378       307,428
    Inventories.........................................        134,181       141,639
    Other current assets................................         31,170        28,320
                                                             ----------    ----------
         Total current assets...........................        761,202       795,961

Property, plant, and equipment, net.....................        185,626       180,454

Other assets............................................         93,034        88,649
                                                             ----------    ----------
         Total assets...................................     $1,039,862    $1,065,064
                                                             ==========    ==========

Liabilities and stockholders' equity
Current liabilities
    Accounts payable....................................     $  126,127    $  160,940
    Other current liabilities...........................        267,807       269,774
                                                             ----------    ----------
         Total current liabilities......................        393,934       430,714
                                                             ----------    ----------
Long-term debt..........................................        212,750       212,750
                                                             ----------    ----------
Other liabilities.......................................         28,324        36,645
                                                             ----------    ----------

Stockholders' equity
  Common stock, $0.01 par value
       Outstanding - 49,984,000 shares at Dec. 26, 1998
       and 49,689,000 shares at Sept. 26, 1998 (net of
       deferred compensation of $19,494 at Dec. 26, 1998
       and $15,444 at Sept. 26, 1998)...................        629,377       626,137
Accumulated deficit.....................................       (215,468)     (231,976)
Unrealized gains on marketable securities...............          9,276         8,513
Equity adjustment for minimum pension liability.........         (6,252)       (6,252)
Cumulative translation adjustment.......................        (12,079)      (11,467)
                                                             ----------    ----------
         Total stockholders' equity.....................        404,854       384,955
                                                             ----------    ----------

         Total liabilities and stockholders' equity.....     $1,039,862    $1,065,064
                                                             ==========    ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                         Quarter Ended
                                                                     ----------------------
                                                                      Dec. 26,     Dec. 27,
in thousands                                                            1998         1997
-------------------------------------------------------------------------------------------
Cash flows from operating activities
    Net income...................................................    $ 16,508     $  3,498
    Adjustments to reconcile net income to
     net cash used by operating activities
         Depreciation............................................      19,805       19,756
         Amortization of capitalized software development costs..       4,540        6,403
         Gain on sale of marketable securities ..................      (5,372)          --
         Other non-cash items, net...............................      (1,720)         184
         Change in operating assets and liabilities..............     (34,630)     (58,744)
                                                                     --------     --------

         Net cash used by operating activities...................        (869)     (28,903)
                                                                     --------     --------

Cash flows from investing activities
    Expenditures for property, plant, and equipment..............     (29,165)     (31,361)
    Net proceeds from the sales (purchases) of marketable
      securities.................................................       8,834       (4,494)
    Capitalized software development costs ......................      (8,043)     (10,702)
                                                                     --------     --------

         Net cash used by investing activities...................     (28,374)     (46,557)
                                                                     --------     --------

Cash flows from financing activities
    Cash provided from stock plans...............................       1,541          606
                                                                     --------     --------

         Net cash provided from financing activities.............       1,541          606
                                                                     --------     --------

Effect of foreign currency rate fluctuations
 on cash and temporary cash investments..........................        (229)        (613)
                                                                     --------     --------

Decrease in cash and temporary cash investments..................     (27,931)     (75,467)
Cash and temporary cash investments - beginning of period........     158,220      216,814
                                                                     --------     --------
Cash and temporary cash investments - end of period..............    $130,289     $141,347
                                                                     ========     ========


Supplemental disclosure of cash flow information
    Interest paid................................................    $  6,714     $  6,437
    Income taxes paid............................................    $  1,825     $    263

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Consolidated Balance Sheet Details
                                                                        Dec. 26,      Sept. 26,
in thousands                                                              1998           1998
-------------------------------------------------------------------------------------------------
Inventories
    Raw materials................................................     $  4,130        $  1,420
    Work in process..............................................       63,880          64,200
    Finished systems.............................................       42,381          50,632
    Field engineering parts and components.......................       23,790          25,387
                                                                      --------        --------
                                                                      $134,181        $141,639
                                                                      ========        ========

Property, plant, and equipment
    Property, plant, and equipment...............................     $657,653        $641,612
    Accumulated depreciation.....................................     (472,027)       (461,158)
                                                                      --------        --------
                                                                      $185,626        $180,454
                                                                      ========        ========



Note 2.  Accounting Policies

     In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") Number 128, "Earnings per Share." The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                                                           Quarter Ended
                                         ----------------------------------------------------------------------------------
                                                     December 26, 1998                          December 27, 1997
                                         -------------------------------------     ----------------------------------------
                                           Income        Shares      Per-Share        Income         Shares       Per-Share
in thousands, except per share amounts   (Numerator)  (Denominator)   Amount       (Numerator)   (Denominator)     Amount
                                         -----------  -------------  ---------     -----------   -------------    ---------
Basic Earnings Per Share

Net income available to
  common stockholders                      $16,508       49,801         $0.33         $ 3,498         48,640         $0.07

Effect of Dilutive Securities

 Stock Options                                 --         1,435                           --           2,036
                                           -------       ------                       -------         ------

Diluted Earnings Per Share

Net income available to
  common stockholders and
  assumed conversions                      $16,508       51,236         $0.32         $ 3,498         50,676         $0.07
                                           =======       ======         =====         =======         ======         =====

     For the quarters ended December 26, 1998 and December 27, 1997, the assumed conversion of the convertible debentures, giving effect to the incremental shares and the adjustment to reduce interest expense, is anti-dilutive and has therefore been excluded from the computation.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The results of operations for the quarter ended December 26, 1998 are not necessarily indicative of the results of the entire fiscal year.


Note 4.  Restructuring Charge

     During fiscal year 1998, the Company approved and implemented a restructuring program designed to strengthen the Company's focus on storage and enterprise computing solutions and reduce costs in non-strategic areas. The restructuring was adopted in response to the increasing price competition within the computer hardware industry.

     Accordingly, during fiscal year 1998, the Company recorded a charge of approximately $135 million related to the restructuring program and certain asset write-downs resulting from the plan. A summary of the related accrued liability balance at December 26, 1998 is as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                                                     Less:
                                                         Sept. 26, 1998         Cash payments and        Dec. 26, 1998
 in millions                                                Balance             Asset write-downs           Balance
--------------------------------------------------------------------------------------------------------------------------
Employee termination benefits                               $ 27.0                  $ 5.6                  $ 21.4
Asset write-downs                                              6.7                    1.0                     5.7
Lease abandonments                                            10.6                    0.4                    10.2
Other exit costs                                               3.7                    0.6                     3.1
                                                            ------                  -----                  ------
          Total                                             $ 48.0                  $ 7.6                  $ 40.4
                                                            ======                  =====                  ======
--------------------------------------------------------------------------------------------------------------------------


     The provision included severance benefits for approximately 480 employees, of which approximately 65% were based in the United States and the remainder in Europe and Asia/Pacific. Of the 480 employees identified, approximately 398 were terminated as of December 26, 1998. The remaining terminations are expected to be completed during the first half of calendar 1999. Asset write-downs are composed primarily of fixed assets, including leasehold improvements and demonstration equipment which are being disposed of in connection with the restructuring program. The provision for lease abandonments relates to vacated lease properties, mainly in Europe and Asia, and includes a change in estimate of $1.3 million for lease abandonment costs accrued in prior years. There were no material changes in estimates to prior provisions or additional charges recorded during the three-month period ended December 26, 1998.

Note 5.  Comprehensive Income

     In the first quarter of fiscal 1999, the Company adopted SFAS Number 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. This statement requires the classification of items of comprehensive income by their nature in a financial statement and the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company's total comprehensive income is as follows:


                                                                 Quarter Ended
                                                        -----------------------------
                                                           Dec. 26,          Dec. 27,
in thousands                                                 1998              1997
-------------------------------------------------------------------------------------
Net income                                                $ 16,508          $  3,498
Other comprehensive income (expense):

    Unrealized gains on marketable securities...........       763               675
    Cumulative translation adjustment...................      (612)             (377)
                                                          --------          --------

Total other comprehensive income........................       151               298
                                                          --------          --------

Total comprehensive income..............................  $ 16,659          $  3,796
                                                          ========          ========


Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.



Results of Operations

     The Company reported net income of $16.5 million for the current quarter ended December 26, 1998, compared with net income of $3.5 million for the same period of the prior year. The current quarter net income of $16.5 million includes a benefit for taxes of $7.5 million resulting from a settlement with the Internal Revenue Service related to taxes paid during the Company's 1983 through 1991 fiscal years, and a gain of $5.4 million resulting from the sale of an investment in marketable securities.


Revenues (in millions)

-------------------------------------------------------------------------------------
                                                         Quarter ended
                                           ------------------------------------------
                                             12/26/98        Change         12/27/97
                                             --------        ------         --------
Product                                       $268.8            1%           $267.2
  % of Total Revenues                            74%                            73%

Service                                         96.8           (1%)            98.1
  % of Total Revenues                            26%                            27%

Total                                         $365.6            --           $365.3
-------------------------------------------------------------------------------------


     In the fiscal quarter ended December 26, 1998, product revenues were $137.7 million from the Company's AViiON family of open systems server products compared with product revenues of $133.3 million in the comparable period of the prior year. In the current quarter, revenues from the Company's Intel processor-based AViiON systems increased 17% to $126.7 million as compared to the comparable quarter in fiscal 1998. Revenues from AViiON systems running the Microsoft Windows NT operating system increased by approximately 36% while revenues from the Motorola-based AViiON systems declined by 55% compared with the same period of the prior year. The Company anticipates that the percentage of server product revenues generated by the Intel processor-based AViiON products will continue to increase in fiscal 1999, while the Motorola-based AViiON system revenues are expected to continue to decline. Product revenues from the Company's CLARiiON storage systems increased 9% to $113.7 million from the comparable prior-year period and accounted for 42% of total product revenues in the current quarter. Within the CLARiiON family of storage systems, full fibre channel revenues were nearly six times the full fibre channel revenues of the quarter ended December 27, 1997 and represented approximately one half of total CLARiiON revenues in the current quarter. The Company anticipates that the percentage of revenues from full fibre channel products will continue to increase. CLARiiON is sold primarily through the Company's original equipment manufacturer (OEM) and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the Company's customers.
CLARiiON product revenues have been concentrated in a limited number of customers, with a significant portion of the Company's CLARiiON product sales to a single OEM customer. Product revenues from personal computers and other equipment decreased 33% from the same period in the prior year and represented 6% of total product revenues compared to 9% for the comparable prior-year period. Product revenues from VALiiANT, the Company's contract manufacturing operation, represented less than 1% of total product revenues for the quarter ended December 26, 1998.


Revenues by Geographic Marketplace
-------------------------------------------------------------------------------------
                                Percentage of                  Percentage Change of
                            Consolidated Revenues                 $ of Revenues
                      --------------------------------     --------------------------
                               Quarter ended                  12/26/98 - 12/27/97
                      --------------------------------     --------------------------
                         12/26/98        12/27/97                 Quarter ended
                      --------------------------------     --------------------------
Domestic
--------
Product                     60%             60%                        1%
Service                     58%             61%                       (6%)
Total                       60%             60%                       (1%)

Europe
------
Product                     25%             24%                        4%
Service                     33%             30%                       11%
Total                       27%             26%                        6%

Other International
-------------------
Product                     15%             16%                       (4%)
Service                      9%              9%                      (10%)
Total                       13%             14%                       (5%)
-------------------------------------------------------------------------------------


     The increase in domestic product revenues for the current quarter ended December 26, 1998 was primarily a result of increased shipments of CLARiiON and Intel processor-based AViiON systems, which was partly offset by decreased shipments of Motorola-based AViiON systems and VALiiANT products. The increase in European product revenues, including U.S. direct export sales, for the current quarter was mainly attributable to increases in CLARiiON and AViiON product revenues, which was partly offset by decreases in VALiiANT and PC and other equipment product revenues. Other international product revenues, including U.S. direct export sales, for the current quarter decreased 4% as compared with the same fiscal quarter in 1998.

     In the service business, the Company experienced a 3% decrease in contract maintenance revenues in the current quarter ended December 26, 1998 as compared with the same period in fiscal 1998 due to a decline in the contract maintenance service base. This decrease was partially offset by a 3% increase in professional service revenues in the current quarter ended December 26, 1998 as compared with the quarter ended December 27, 1997. Professional service revenues represent approximately 25% of total service revenues in the current quarter.

     In Europe, the effect of foreign exchange accounted for approximately 3% of the 6% increase in total revenues for the current quarter as compared to the quarter ended December 27, 1997.


Cost of Revenues (in millions)

-------------------------------------------------------------------------------------
                                                         Quarter ended
                                           ------------------------------------------
                                           12/26/98          Change         12/27/97
                                           --------          ------         ---------
Product                                     $184.2            (3%)           $189.2
 % of Product Revenues                         69%                              71%

Service                                       60.8             1%              60.2
 % of Service Revenues                         63%                              61%

Total Cost of Revenues                      $245.0            (2%)           $249.4
 % of Total Revenues                           67%                              68%
-------------------------------------------------------------------------------------


     The decrease in the product cost as a percentage of product revenues from the comparable prior-year period was primarily the result of the shift in product mix to high-end NUMA technology based AViiON servers. The increase in the service cost as a percentage of service revenues for the current quarter ended December 26, 1998 was primarily caused by the decline in contract maintenance revenues.

Operating Expenses (in millions)

-------------------------------------------------------------------------------------
                                                         Quarter ended
                                           ------------------------------------------
                                           12/26/98         Change          12/27/97
                                           --------         ------          ---------
Research & Development                       $28.9             5%             $27.4
  % of Total Revenues                           8%                               8%

Selling, general & administrative            $86.5             2%             $84.4
  % of Total Revenues                          24%                              23%

-------------------------------------------------------------------------------------


     The Company continues to focus its research and development efforts on its core business technology: multi-user computer systems and mass storage devices. In the current three-month period, gross expenditures on research and development and software development before capitalization were $36.9 million, a decrease of 3% from $38.1 million for the comparable prior-year period. Continued increases in research and development expenditures in CLARiiON fibre channel products and NUMA technology, were offset, in part, by savings associated from the Company's restructuring program implemented in fiscal year 1998.

     For the current quarter ended December 26, 1998, selling, general, and administrative expenses increased by 2% over the comparable prior-year quarter. The increase is a result of increased sales marketing efforts in the storage business, partially offset by savings in the server business resulting from the Company's fiscal 1998 restructuring program.

     During fiscal year 1998, the Company approved and implemented a restructuring program designed to strengthen the Company's focus on storage and enterprise computing solutions and reduce costs in non-strategic areas. The restructuring was adopted in response to the increasing price competition within the computer hardware industry.

     Accordingly, during fiscal year 1998, the Company recorded a charge of approximately $135 million related to the restructuring program and certain asset write-downs resulting from the plan. A summary of the related accrued liability balance at December 26, 1998 is as follows:


--------------------------------------------------------------------------------------------------------------------------
                                                                                     Less:
                                                         Sept. 26, 1998         Cash payments and        Dec. 26, 1998
 in millions                                                Balance             Asset write-downs           Balance
--------------------------------------------------------------------------------------------------------------------------
Employee termination benefits                               $ 27.0                  $ 5.6                  $ 21.4
Asset write-downs                                              6.7                    1.0                     5.7
Lease abandonments                                            10.6                    0.4                    10.2
Other exit costs                                               3.7                    0.6                     3.1
                                                            ------                  -----                  ------
          Total                                             $ 48.0                  $ 7.6                  $ 40.4
                                                            ======                  =====                  ======

--------------------------------------------------------------------------------------------------------------------------



     The provision included severance benefits for approximately 480 employees, of which approximately 65% were based in the United States and the remainder in Europe and Asia/Pacific. Of the 480 employees identified, approximately 398 were terminated as of December 26, 1998. The remaining terminations are expected to be completed during the first half of calendar 1999. Asset write-downs are composed primarily of fixed assets, including leasehold improvements and demonstration equipment which are being disposed of in connection with the restructuring program. The provision for lease abandonments relates to vacated lease properties, mainly in Europe and Asia, and includes a change in estimate of $1.3 million for lease abandonment costs accrued in prior years. There were no material changes in estimates to prior provisions or additional charges recorded during the three-month period ended December 26, 1998.

     During fiscal year 1995, the Company recorded a restructuring charge of $43 million. As of December 26, 1998 the remaining reserves of $3.1 million from the 1995 restructuring charge are for excess vacant rental properties, primarily located in Europe.

     At December 26, 1998, the number of employees totaled approximately 4,700, which is unchanged from the number of employees at September 26, 1998 and a decrease of approximately 400 employees from December 27, 1997.

     Interest income for the current quarter was $3.0 million, a 14% decrease from $3.5 million for the comparable period of fiscal 1998, due to lower levels of invested cash. Interest expense for the current quarter, primarily related to interest expense and amortization of issuance costs associated with the Company's 6% Convertible Subordinated Notes due 2004, was approximately $3.8 million, a 4% increase from $3.6 million for the comparable period of fiscal 1998. Other income for the current quarter includes a gain of $5.4 million from the sale of equity investments in non-affiliated companies which had been previously carried at cost.

     The current quarter income tax benefit of $6.7 million includes a gain of $7.5 million resulting from a settlement with the Internal Revenue Service for taxes paid during the Company's 1983 through 1991 fiscal years. The remainder of the current quarter tax provision relates primarily to foreign, state, and federal alternative minimum taxes. The Company has a valuation allowance which offsets substantially all deferred tax assets as of December 26, 1998 and December 27, 1997. The amount of the deferred tax assets considered realizable is subject to change based on estimates of future income during the carryforward period. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence and may adjust the level of the valuation allowance, if appropriate.

Financial Condition

     Cash and temporary cash investments as of December 26, 1998 were $130.3 million, a decrease of $27.9 million from the end of fiscal 1998. At the same date, the Company held $157.2 million in marketable securities, a net decrease of $3.2 million from the end of fiscal 1998. In total, cash and temporary cash investments along with marketable securities decreased $31.1 million for the current three-month period. The decrease was mainly attributable to the purchases of equipment required for the Company's server and storage businesses, payments reducing employee and vendor related accruals, and payments related to the restructuring program implemented in June 1998. The marketable securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, notes issued by U.S. government agencies, commercial paper and certificates of deposit, as well as equity securities recorded at their fair market value of $10.5 million and classified as available-for-sale. The unrealized gain on marketable securities of $9.3 million is recorded as a separate component of stockholders' equity. During the current three-month period, the Company recorded a gain of $5.4 million on the sale of an investment in marketable securities. Net cash used by operations for the three months ended December 26, 1998 totaled $0.9 million; expenditures for property, plant, and equipment totaled $29.2 million; capitalized software development costs totaled $8.0 million. Cash provided from stock plans totaled $1.5 million during the current three-month period ended December 26, 1998. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $0.2 million.

     Net receivables as of December 26, 1998 were $308.4 million, an increase of $1.0 million from $307.4 million as of September 26, 1998. Total inventories as of December 26, 1998 were $134.2 million, a decrease of $7.5 million from September 26, 1998, primarily as a result of the reduction in inventory levels related to improved supply management. Net property, plant, and equipment increased $5.2 million from September 26, 1998 to $185.6 million primarily due to the purchases of equipment and capital expenditures for developing both operating and financial systems and to support the new product initiatives in the server and storage businesses. Fixed asset dispositions related to the sale of demonstration equipment totaled $1.0 million for the current three-month period. Management expects that sales of demonstration equipment will continue.

     The increase of $4.4 million in other assets from September 26, 1998 was attributed mainly to the capitalization of software development costs net of related amortization.

     The decrease of $34.8 million in accounts payable from September 26, 1998 levels was attributed mainly to the timing of payments related to purchases of material and a decrease in the value of unmatured foreign exchange contracts. Other current and other liabilities decreased by approximately $10.3 million from September 26, 1998 to $296.1 million. The decrease from September 26, 1998 was primarily related to funding of the Company's domestic pension plan and payments related to the Company's restructuring program. Long-term debt of $212.8 million remained unchanged from September 26, 1998.

Year 2000 Information and Readiness Disclosure

     The "Year 2000 issue" arises because many computer hardware and software systems use only two digits to represent the year. As a result, these systems and programs may not correctly handle dates beyond 1999, resulting in errors in information or program or systems failures. Assessments of the potential effects of the Year 2000 issues vary markedly among different companies, governments, consultants, economists, and commentators. It is not possible to accurately predict what the actual impact may be. In this context, the Company offers the following statements concerning the Year 2000 issues. All statements made and referred to here are Year 2000 readiness disclosures under the U.S. Year 2000 Information and Readiness Disclosure Act.

1.   Product Readiness and Customer Communications

     The Company is communicating and continues to communicate with its customers concerning the Year 2000 issue. In addition, the Company has created
Data    General   and    CLARiiON    Year   2000    Internet    web   sites   at
http://www.dg.com/year2000 and  http://www.clariion.com/corporat/yr2000readiness
 .html where Year 2000 readiness disclosures concerning various products and the Company's Year 2000 program are made available to customers and the general public.

     The Company has established teams to codify and confirm the Year 2000 readiness of Data General's AViiON, CLARiiON, and 32-bit ECLIPSE MV computer products, as well as Data General Pentium processor-based and later generation personal computers. Based on these efforts as of December 26, 1998, and subject to ongoing investigation, the Company has identified many products which are either Year 2000 Ready or may be made so by means of Year 2000 updates which the Company intends to make available. The Company is making no assurance of Year 2000 readiness for products not so identified. As well, the Company does not intend to generally address the Year 2000 readiness of third-party products (i.e., products not marketed under the Data General or CLARiiON brand name).

2.   Data General's Internal Systems, Manufacturing Processes, and Facilities

     With regard to the Company's own business systems, Data General has been preparing for Year 2000 since mid-1996, and has established teams to coordinate solutions to the Year 2000 issue for its own internal information systems and applications across the Company's operations worldwide. As of December 26, 1998, the Company's assessment was that a significant proportion of the Company's information system and applications have been rendered Year 2000 Ready through a combination of re-engineering, software updates, or replacement with new technologies. The Company is continuing its assessment and remediation of Year 2000 issues. Based on existing plans and schedules, and subject in any event to the possibilities of delays, the Company plans to complete the process of making all its significant internal information systems Year 2000 Ready in time to meet the Company's specific business requirements. Although Data General's evaluation of its information management systems is still in process, the Company believes that the impact of the Year 2000 issues on its business systems and applications should not have a material adverse impact on future results.

     The Company has also undertaken an assessment of the Year 2000 issue as related to its manufacturing facilities and processes. Although work remains to be done, a significant portion of this evaluation has been completed and the Company is not aware at December 26, 1998, of any material Year 2000 concerns with respect to its manufacturing facilities and processes. The Company is also continuing its assessment of the possible impact of Year 2000 issues on the operations of its facilities (including such matters as security systems, building equipment, and potential interruptions to utilities). This evaluation is ongoing at this time. It is the Company's intention that all material Year 2000 issues regarding the operation of the Company's facilities will be addressed as the requisite information is received by the Company.

3.   Data General's Suppliers

     The Company's procurement organizations are seeking to monitor the Year 2000 readiness of the Company's key suppliers. In 1997, the Company contacted over 200 of its significant suppliers to determine their Year 2000 readiness. In December, 1998, the Company sent Year 2000 readiness questionnaires to a more extensive list of suppliers, and will be assessing the responses. Since the Company's suppliers' Year 2000 preparations and assessments are ongoing, Data General's efforts to monitor the Year 2000 readiness of key suppliers will be continuing. If Year 2000 readiness issues are identified concerning the Year 2000 readiness of suppliers, the Company intends to evaluate contingency plans as needed to address the Company's business requirements.

     Since determining the Year 2000 readiness of suppliers depends upon their cooperation and upon their disclosure of often imprecise or estimated information, it is likely that the Company's inquiries will not be entirely successful, and it remains possible that actual results may deviate from assurances which were given to the Company. It is possible that notwithstanding the Company's efforts, interruptions of key components or services could have an adverse impact on the Company's operations and future results. If significant exposures are identified, the Company expects during 1999 to assess the efficacy and reasonability of contingency plans to mitigate or avoid potential interruptions to delivery of critical supplies or services, but alternatives-- particularly for single-sourced components or suppliers--may not always be readily available or economically reasonable. It is likely that not every potential Year 2000 exposure will be protected by a contingency plan; a measure of reasonable business risk will be undertaken relative to the Year 2000 problem, both by Data General and by other companies.

4.   Risks of Claims

     There may be a potential for claims against the Company arising from products and services that were not Year 2000 Ready. Because the Company is in the business of selling computer system products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its products is likely to be greater than that of companies in other industries. The outcomes of any Year 2000 claims and the impact of such claims on the Company cannot be determined at this time; such outcomes will depend on the facts and circumstances of each situation and an evolving state of law as these types of claims are addressed by legal systems worldwide.

5.   Accounting Treatment of Year 2000 Expenses

     The cost of addressing Year 2000 issues is presently being funded through operating cash flows. The Company is expensing costs associated with identification and resulting changes to its systems, but does not expect the amounts to have a material effect on its financial position or results of operations. During the fiscal year ended September 26, 1998, the Company had expensed approximately $840,000 in Year 2000 costs for internal labor and outside consultants in connection with internal projects supporting the Company's critical systems and has expensed an additional $322,000 for the three months ended December 26, 1998. As of December 26, 1998, the Company believes the cost of administering its Year 2000 readiness program will not have a material adverse impact on future earnings.

6.   Certain Additional Risk Factors

     It is unknown how the Company's sales may be impacted by Year 2000 issues. As the Company's customers focus on preparing their businesses for Year 2000, capital budgets in the near term may be redirected toward remediation efforts, potentially delaying the purchase and implementation of new systems, thereby creating less demand for the Company's products and services. Alternatively, sales of Year 2000 Ready Data General products could be increased, to replace older products. Service revenues could be reduced if customers discontinue support of products which are not Year 2000 Ready, or perhaps increased as customers purchase new, Year 2000 Ready systems. As well, the Company's sales during 1999 could be affected by the customers' perceptions of Data General's own state of Year 2000 readiness. All these factors could affect the Company's future revenues.

     Overriding any preparations taken by the Company, the Year 2000 issue presents risks and uncertainties that could affect the Company; these include unexpected Year 2000 issues, or unexpected problems arising from plans implemented to anticipate Year 2000 problems; extended interruptions to power, water or telecommunications utility services; potential unavailability of skilled or critical personnel; delays or interruptions in national or international transportation systems; and potential governments' responses to Year 2000 emergencies, among others. Further, there can be no assurance that there will not be delays in, or increased costs associated with, the Company's Year 2000 readiness efforts, or that the Company's suppliers and other parties will adequately prepare for the Year 2000. The nature of these uncertainties is such that it remains possible that Year 2000 issues could have a material adverse impact on the Company's operations and financial results. While the Company does not currently expect that this will be the case, and continues to aggressively pursue its preparations for the Year 2000, the Company can offer no express assurance whether or to what extent the Company may be affected by matters which it has not anticipated or by matters outside of the Company's control. The Company recognizes the need to continue its analysis, assessment, monitoring, and planning for the various Year 2000 issues, across its businesses worldwide, and to address Year 2000 issues as they are identified. Within that uncertain context, however, and subject to the various factors discussed above, the Company believes that the impact of Year 2000 issues on its business should not have a material adverse effect on the Company's financial position or results of operations.


Market Risk

     The Company is exposed to market risk primarily in its cash and foreign currency transactions. Because a substantial portion of the Company's operations and revenue occur outside the United States, the Company's results can be significantly impacted by changes in foreign currency exchange rates. The Company manages its foreign currency risk through the use of forward foreign currency contracts. The Company does not hold or enter into derivative financial instruments for trading purposes. At inception, the forward foreign currency contracts are designated as hedges of intercompany accounts receivable and foreign sales which are firmly committed or forecasted. These contracts generally mature within three months. Market value gains and losses on these contracts are included in the cost of product revenues and generally offset exchange gains or losses on the related transactions.

     As of December 26, 1998, the Company had entered into forward foreign currency contracts to purchase $40.9 million and sell $125.4 million in various foreign currencies with maturity dates between January 25, and March 30, 1999. The potential gain or loss for a hypothetical 10% beneficial or adverse change in foreign currency exchange rates on the forward foreign currency contracts maturing after December 26, 1998 would result in a gain or loss of approximately $8.4 million. The Company expects that this gain or loss would be offset by exchange gains or losses on the related hedged transactions.

Euro Conversion

     On January 1, 1999, 11 of the 15 members of the European Union established fixed conversion rates between their existing currencies and the "euro". The euro will trade on currency exchanges and the legacy currencies will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, public and private companies may pay for goods and services using the euro or the participating country's legacy currency. The participating countries will issue sovereign debt exclusively in euros, and will redenominate outstanding sovereign debt. Participating countries no longer control their own monetary policies by directing independent interest rates for their legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates will be exercised by the new European Central Bank.

     The Company has established plans and has begun developing the necessary modifications for the technical adaptation of its internal information technology and other systems to accommodate euro-denominated transactions. The Company is also assessing the business implications of the conversion to the euro, including long-term competitive implications and the effect of market risk with respect to financial instruments. The Company is currently unable to determine the ultimate financial impact of these matters, if any, on its results of operations, financial condition or cash flows. However, the Company will continue to assess the impact of euro conversion issues as the applicable accounting, tax, legal, and regulatory guidance evolves.

     Statements concerning the Company's business outlook or future economic performance; Year 2000 readiness; currency market risk; Euro conversion issues; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including Data General's Report on Form 10-K for the 1998 fiscal year ended September 26, 1998 and this Quarterly Report on Form 10-Q for the first fiscal quarter of 1999, which ended December 26, 1998.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

     3.  (c)      By-Laws of the Company, as amended through November 4, 1998.

     3.  (e)      Amendment to Certificate of Incorporation of the Company,
                  filed January 28, 1999.

     10. (jj)     1998 Employee Stock Option Plan, previously filed as Exhibit
                  4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-69559, which is incorporated herein by reference.

     10. (kk)     Form of (Key Executive) 1998 Employee Stock Option Agreement.

     10. (ll) Form of Amendment to Employment Agreements between the Company and its key executives.

     10. (mm) 1998 Non-Employee Director Stock Option Plan, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-69559, which is incorporated herein by reference.

     10. (nn)     Form of 1998 Non-Employee Director Stock Option Agreement.

     10. (oo) Summary of 1999 Fiscal Year Bonus Opportunity for Chief Executive Officer.

     10. (pp) Amendment to Supplemental Pension and Retiree Medical Agreement dated December 2, 1998, between the Company and its President and Chief Executive Officer.

     11.          Computation of basic and diluted earnings per share.


(b) No reports on Form 8-K were filed during the current quarter ended December 26, 1998.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               DATA GENERAL CORPORATION
                                                      (Registrant)

                                                  /s/ John J Gavin Jr.
                                         ------------------------------------
                                                   John J. Gavin Jr.
                                             Vice President; Controller; and
                                              Acting Chief Financial Officer




                                                 /s/ Robert C. McBride
                                         ------------------------------------
                                                    Robert C. McBride
                                             Vice President; Treasurer; and
                                             Acting Chief Accounting Officer


 Dated:  February 4, 1999

                                    EXHIBITS


Index to Exhibits.

     3.  (c)      By-Laws of the Company, as amended through November 4, 1998.

     3.  (e)      Amendment to Certificate of Incorporation of the Company,
                  filed January 28, 1999.

     10. (jj)     1998 Employee Stock Option Plan, previously filed as Exhibit
                  4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-69559, which is incorporated herein by reference.

     10. (kk)     Form of (Key Executive) 1998 Employee Stock Option Agreement.

     10. (ll) Form of Amendment to Employment Agreements between the Company and its key executives.

     10. (mm) 1998 Non-Employee Director Stock Option Plan, previously filed as Exhibit 4.2 to the Company's Registration Statement on
                  Form S-8, Registration Number 333-69559, which is incorporated herein by reference.

     10. (nn)     Form of 1998 Non-Employee Director Stock Option Agreement.

     10. (oo) Summary of 1999 Fiscal Year Bonus Opportunity for Chief Executive Officer.

     10. (pp) Amendment to Supplemental Pension and Retiree Medical Agreement dated December 2, 1998, between the Company and its current President and Chief Executive Officer.

     11.          Computation of basic and diluted earnings per share.