Form 10-Q
period 1999-03-27
DATA GENERAL CORP
filed 1999-05-06
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 27, 1999
                                                    --------------

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

                                    Yes X No
                                   ----------
Number of shares outstanding of each of the registrant's classes of common stock, as of April 23, 1999:

Common Stock, par value $.01                                   50,607,446
----------------------------                              -------------------
   (Title of each class)                                   (Number of shares)

================================================================================

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Quarter Ended                 Six-Months Ended
                                                                ----------------------           ---------------------
                                                                Mar. 27,      Mar. 28,           Mar. 27,     Mar. 28,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                           1999          1998               1999         1998
----------------------------------------------------------------------------------------------------------------------
REVENUES:
    Product.................................................   $257,679      $263,744           $526,515      $530,921
    Service.................................................     97,671        98,066            194,424       196,164
                                                              ---------      --------           --------      --------
         Total revenues.....................................    355,350       361,810            720,939       727,085
                                                              ---------      --------           --------      --------
COSTS AND EXPENSES:
    Cost of product revenues................................    177,116       190,698            361,333       379,869
    Cost of service revenues................................     61,366        63,114            122,197       123,290
    Research and development................................     28,646        28,945             57,519        56,393
    Selling, general, and administrative....................     86,317        85,083            172,792       169,454
                                                              ---------      --------           --------      --------
         Total costs and expenses...........................    353,445       367,840            713,841       729,006
                                                              ---------      --------           --------      --------

Income (loss) from operations...............................      1,905        (6,030)             7,098        (1,921)
Interest income.............................................      3,026         3,382              6,045         6,891
Interest expense............................................      3,524         3,595              7,300         7,215
Other income................................................        642         2,240              6,014         2,240
                                                              ---------      --------           --------      --------

Income (loss) before income taxes...........................      2,049        (4,003)            11,857            (5)
Provision (benefit) for income taxes........................        400           500             (6,300)        1,000
                                                              ---------      --------           --------      --------

Net income (loss)...........................................  $   1,649      $ (4,503)          $ 18,157      $ (1,005)
                                                              =========      ========           ========      ========


BASIC NET INCOME (LOSS) PER SHARE
    Net income (loss) per share.............................      $0.03        $(0.09)             $0.36        $(0.02)
                                                                  =====        ======              =====        ======

    Weighted average shares outstanding.....................     50,325        48,887             50,063        48,763
                                                                 ======        ======             ======        ======

DILUTED NET INCOME (LOSS) PER SHARE:
    Net income (loss) per share.............................      $0.03        $(0.09)             $0.35        $(0.02)
                                                                  =====        ======              =====        ======

    Weighted average shares outstanding, including
    common stock equivalents, where applicable..............     51,631        48,887             51,433        48,763
                                                                 ======        ======             ======        ======

No cash dividends have been declared or paid since inception.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        (Unaudited)
                                                                                          Mar. 27,             Sept. 26,
DOLLARS IN THOUSANDS, EXCEPT PAR VALUE                                                     1999                  1998
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and temporary cash investments............................................    $  137,678            $  158,220
    Marketable securities..........................................................       152,587               160,354
    Receivables, net...............................................................       293,271               307,428
    Inventories....................................................................       128,907               141,639
    Other current assets...........................................................        30,702                28,320
                                                                                       ----------            ----------

         Total current assets......................................................       743,145               795,961

Property, plant, and equipment, net................................................       194,179               180,454

Other assets.......................................................................        95,238                88,649
                                                                                       ----------            ----------

         Total assets..............................................................    $1,032,562            $1,065,064
                                                                                       ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable...............................................................    $  119,786            $  160,940
    Other current liabilities......................................................       263,067               269,774
                                                                                       ----------            ----------
         Total current liabilities.................................................       382,853               430,714
                                                                                       ----------            ----------

Long-term debt.....................................................................       212,750               212,750
                                                                                       ----------            ----------

Other liabilities..................................................................        26,324                36,645
                                                                                       ----------            ----------
Stockholders' equity
    Common stock, $0.01 par value
         Outstanding - 50,586,000 shares at Mar. 27, 1999
         and 49,689,000 shares at Sept. 26, 1998 (net of
         deferred compensation of $17,332 at Mar. 27, 1999
         and $15,444 at Sept. 26, 1998)............................................       636,868               626,137
Accumulated deficit................................................................      (213,819)             (231,976)
Unrealized gains on marketable securities..........................................         7,518                 8,513
Equity adjustment for minimum pension liability....................................        (6,252)               (6,252)
Cumulative translation adjustment..................................................       (13,680)              (11,467)
                                                                                       ----------            ----------

         Total stockholders' equity................................................       410,635               384,955
                                                                                       ----------            ----------
         Total liabilities and stockholders' equity................................    $1,032,562            $1,065,064
                                                                                       ==========            ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                                                  Six-Months Ended
                                                                                          ------------------------------
                                                                                           Mar. 27,           Mar. 28,
IN THOUSANDS                                                                                1999               1998
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)..................................................................   $ 18,157           $ (1,005)
    Adjustments to reconcile net income (loss) to
     net cash provided from operating activities
         Depreciation..................................................................     38,194             38,442
         Amortization of capitalized software development costs........................      8,787             12,565
         Gain on sale of marketable securities.........................................     (6,014)            (2,240)
         Other non-cash items, net.....................................................     (6,049)             2,693
         Change in operating assets and liabilities....................................    (11,559)           (42,021)
                                                                                          --------           --------

         Net cash provided from operating activities...................................     41,516              8,434
                                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant, and equipment....................................    (63,357)           (66,149)
    Net proceeds from the purchases and sales of marketable securities.................     12,787             22,003
    Capitalized software development costs.............................................    (16,498)           (21,290)
                                                                                          --------           --------

         Net cash used by investing activities.........................................    (67,068)           (65,436)
                                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash provided from stock plans.....................................................      7,301              5,212
                                                                                          --------           --------

         Net cash provided from financing activities...................................      7,301              5,212
                                                                                          --------           --------

Effect of foreign currency rate fluctuations
 on cash and temporary cash investments................................................     (2,291)            (1,108)
                                                                                          --------           --------

Decrease in cash and temporary cash investments........................................    (20,542)           (52,898)
Cash and temporary cash investments - beginning of period..............................    158,220            216,814
                                                                                          --------           --------

Cash and temporary cash investments - end of period....................................   $137,678           $163,916
                                                                                          ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid......................................................................   $  6,807           $  6,646
    Income taxes paid..................................................................   $  4,458           $    908


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Consolidated Balance Sheet Details
                                                                                           Mar. 27,            Sept. 26,
in thousands                                                                                 1999                1998
-------------------------------------------------------------------------------------------------------------------------
Inventories
    Raw materials......................................................................   $   5,987          $   1,420
    Work in process....................................................................      58,206             64,200
    Finished systems...................................................................      40,954             50,632
    Field engineering parts and components.............................................      23,760             25,387
                                                                                          ---------          ---------
                                                                                          $ 128,907          $ 141,639
                                                                                          =========          =========


Property, plant, and equipment
    Property, plant, and equipment.....................................................   $ 657,101          $ 641,612
    Accumulated depreciation...........................................................    (462,922)          (461,158)
                                                                                          ---------          ---------
                                                                                          $ 194,179          $ 180,454
                                                                                          =========          =========

Note 2.  Accounting Policies

         In the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share." The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                                                                   Quarter Ended
                                                -----------------------------------------------------------------------------------
                                                               Mar. 27, 1999                              Mar. 28, 1998
                                                ----------------------------------------   ----------------------------------------
                                                  Income           Shares      Per-Share      Income         Shares       Per-Share
in thousands, except per share amounts          (Numerator)     (Denominator)    Amount    (Numerator)    (Denominator)     Amount
                                                -----------     ------------   ---------   -----------    -------------   ---------



Basic Earnings Per Share

Net income (loss) available to
  common stockholders                              $1,649           50,325        $0.03       $(4,503)         48,887       $(0.09)
                                                                                  =====                                     ======

Effect of Dilutive Securities

Stock options                                         --             1,306                        --              --
                                                  -------           ------                    -------          ------

Diluted Earnings Per Share

Net income (loss) available to
  common stockholders and
  assumed conversions                              $1,649           51,631        $0.03       $(4,503)         48,887       $(0.09)
                                                   ======           ======        =====       =======          ======       ======

                                                                                    Six Months Ended
                                                  ---------------------------------------------------------------------------------
                                                                  Mar. 27, 1999                              Mar. 28, 1998
                                                  ----------------------------------------   --------------------------------------
                                                  Income           Shares      Per-Share      Income         Shares       Per-Share
in thousands, except per share amounts          (Numerator)     (Denominator)    Amount    (Numerator)    (Denominator)     Amount
                                                -----------     ------------   ---------   -----------    -------------  ----------



Basic Earnings Per Share

Net income (loss) available to
  common stockholders                             $18,157            50,063        $0.36     $(1,005)          48,763       $(0.02)
                                                                                   =====                                    ======


Effect of Dilutive Securities

Stock options                                         --              1,370                       --               --
                                                  --------           ------                  --------          -------


Diluted Earnings Per Share

Net income (loss) available to
  common stockholders and
  assumed conversions                             $18,157            51,433        $0.35     $(1,005)          48,763       $(0.02)
                                                  =======            ======        =====     =======           ======       ======

         For the quarter and six-month periods ended March 27, 1999 and March 28, 1998, the assumed conversion of the convertible debentures, giving effect to the incremental shares and the adjustment to reduce interest expense, is anti-dilutive and has therefore been excluded from the computation. For the quarter and six-month period ended March 28, 1998, the assumed exercise of stock options, giving effect to the incremental shares, is anti-dilutive and has been therefore excluded from the computation.

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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The results of operations for the quarter ended March 27, 1999 are not necessarily indicative of the results of the entire fiscal year.


Note 4.  Restructuring Charge

     During fiscal year 1998, the Company approved and implemented a restructuring program designed to strengthen the Company's focus on storage and enterprise computing solutions and reduce costs in non-strategic areas. The restructuring was adopted in response to the increasing price competition within the computer hardware industry.

     Accordingly, during fiscal year 1998, the Company recorded a charge of approximately $135 million related to the restructuring program and certain asset write-downs resulting from the plan. A summary of the related accrued liability balance at March 27, 1999 is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                             Less: Fiscal Year 1999
                                                         Sept. 26, 1998         Cash Payments and        Mar. 27, 1999
 in millions                                                Balance             Asset Write-downs           Balance
-----------------------------------------------------------------------------------------------------------------------
Employee termination benefits                                $ 27.0                  $ 10.1                 $ 16.9
Asset write-downs                                               6.7                     5.0                    1.7
Lease abandonments                                             10.6                     1.4                    9.2
Other exit costs                                                3.7                     2.0                    1.7
                                                             ------                  ------                 ------
          Total                                              $ 48.0                  $ 18.5                 $ 29.5
                                                             ======                  ======                 ======
--------------------------------------------------------------------------------------------------------------------------

     The provision included severance benefits for approximately 480 employees, of which approximately 65% were based in the United States and the remainder in Europe and Asia/Pacific. Of the 480 employees identified, approximately 422 were terminated as of March 27, 1999. The remaining terminations are expected to be complete by the end of the fiscal year. Asset write-downs are composed primarily of fixed assets, including leasehold improvements and demonstration equipment which are being disposed of in connection with the restructuring program. The provision for lease abandonments relates to vacated lease properties, mainly in Europe and Asia, and includes a change in estimate of $1.3 million for lease abandonment costs accrued in prior years. There were no material changes in estimates to prior provisions or additional charges recorded during the six-month period ended March 27, 1999.


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


                                                       Quarter Ended                   Six-Months Ended
                                               ---------------------------        -------------------------
                                                  Mar. 27,       Mar. 28,           Mar. 27,       Mar. 28
in thousands                                       1999           1998               1999           1998
-----------------------------------------------------------------------------------------------------------
Net income (loss) ...........................    $ 1,649         $ (4,503)         $ 18,157      $(1,005)
Other comprehensive income (expense):

    Unrealized gains (losses) on
       marketable securities.................     (1,758)           7,527              (995)       8,202
    Cumulative translation adjustment........     (1,601)             (72)           (2,213)        (449)
                                                 -------         --------          --------      -------

Total other comprehensive income (loss)......     (3,359)           7,455            (3,208)       7,753
                                                 -------         --------          --------      -------

Total comprehensive income (loss)............    $(1,710)        $  2,952          $ 14,949      $ 6,748
                                                 =======         ========          ========      =======

Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.


Results of Operations

     The Company reported net income of $1.7 million for the current quarter ended March 27, 1999, compared with a net loss of $4.5 million for the same period of the prior year. The net income was $18.2 million for the six-months ended March 27, 1999, compared with a net loss of $1.0 million for the comparable six-month period ended March 28, 1998. The net income for the current six-month period includes a gain of $7.5 million resulting from a settlement with the Internal Revenue Service related to taxes paid during the Company's 1983 through 1991 fiscal years and an additional gain of $6.0 million resulting from sales of an investment.


Revenues (in millions)
----------------------------------------------------------------------------------------------------------------------
                                              Quarter ended                                Six-months ended
                                  ------------------------------------------------------------------------------------
                                  3/27/99         Change        3/28/98         3/27/99         Change         3/28/98
                                  -------         ------        -------         -------         ------         -------
Product                           $257.7           (2%)          $263.7         $526.5           (1%)          $530.9
  % of Total Revenues                73%                            73%            73%                            73%

Service                             97.6           (1%)            98.1          194.4           (1%)           196.2
  % of Total Revenues                27%                            27%            27%                            27%

Total                             $355.3           (2%)          $361.8         $720.9           (1%)          $727.1
----------------------------------------------------------------------------------------------------------------------


     In the fiscal quarter ended March 27, 1999, product revenues were $135.0 million from the Company's AViiON family of open systems server products compared with product revenues of $133.5 million in the comparable period of the prior year. In the current quarter, revenues from the Company's Intel processor-based AViiON systems increased 12% to $125.9 million while revenues from the Motorola processor-based AViiON systems declined by 56% compared with the same period of the prior year. The Company anticipates that the percentage of server product revenues generated by the Intel processor-based AViiON products will continue to increase in fiscal 1999, while the Motorola processor-based AViiON system revenues are expected to continue to decline. Revenues from AViiON systems running the Microsoft Windows NT operating system increased by approximately 13% as compared to the same quarter in fiscal 1998. Product revenues from the Company's CLARiiON storage systems increased 12% to $103.0 million from the comparable prior-year period despite a decline in revenues from CLARiiON's largest OEM customer by nearly 50%. Excluding revenues from this customer, CLARiiON revenues grew approximately 50% from the same period of the prior-year. CLARiiON revenues accounted for 40% of total product revenues in the current quarter. Within the CLARiiON family of storage systems, full fibre channel revenues represented approximately 59% of total CLARiiON revenues. The Company anticipates that the percentage of revenues from full fibre channel products will continue to increase while the percentage of revenues from SCSI-based products will decline. CLARiiON is sold primarily through the Company's original equipment manufacturer (OEM) and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the Company's customers. CLARiiON product revenues have been concentrated in a limited number of customers. Product revenues from personal computers and other equipment decreased 28% from the same period in the prior year and represented 7% of total product revenues compared to 9% for the comparable prior-year period. Product revenues from VALiiANT, the Company's contract manufacturing operation decreased by nearly $12 million from the comparable quarter in fiscal 1998 as certain contracts have expired. VALiiANT revenues represented less than 1% of total product revenues for the quarter ended March 27, 1999.

     For the six-months ended March 27, 1999, product revenues were $272.7 million from the Company's AViiON family of open systems server products compared with product revenues of $266.8 million in the comparable period of the prior year. In the current six-month period, revenues from the Company's Intel processor-based AViiON systems increased 14% to $252.6 million while revenues from the Motorola processor-based AViiON systems declined by 56% compared with the same six-month period of the prior year. Revenues from AViiON systems running the Microsoft NT operating system increased by approximately 24% from the comparable period of the prior year. Product revenues from the Company's CLARiiON storage systems increased 11% to $216.7 million from the comparable prior-year period and accounted for 41% of total product revenues in the current six-month period. Within the CLARiiON family of storage systems, full fibre channel revenues increased nearly five times from the comparable six-month period of the prior year and represented approximately 53% of total CLARiiON revenues in the current six-month period. Product revenues from personal computers and other equipment decreased 30% from the same six-month period in the prior year and represented 7% of total product revenues compared to 9% for the comparable prior-year period.


Revenues by Geographic Marketplace
--------------------------------------------------------------------------------------------------------------------------
                                                  Percentage of                               Percentage Change of
                                              Consolidated Revenues                              $ of Revenues
                             ---------------------------------------------------------------------------------------------
                                   Quarter ended              Six-months ended                 3/27/99 - 3/28/98
                             ---------------------------------------------------------------------------------------------
                               3/27/99       3/28/98       3/27/99        3/28/98      Quarter ended     Six-months ended
                             ---------------------------------------------------------------------------------------------
Domestic
Product                          62%           59%           61%            60%               1%                1%
Service                          60%           59%           59%            60%               -                (3%)
Total                            61%           59%           60%            60%               1%                -

Europe
Product                          24%           25%           25%            24%              (5%)               -
Service                          31%           31%           32%            31%                -                5%
Total                            27%           27%           27%            26%              (3%)               1%

Other International
Product                          14%           16%           14%            16%             (12%)              (8%)
Service                           9%           10%            9%             9%              (3%)              (7%)
Total                            12%           14%           13%            14%             (10%)              (8%)
--------------------------------------------------------------------------------------------------------------------------


     The increase in domestic product revenues for the current quarter and six-month period ended March 28, 1999 was primarily a result of increased shipments of CLARiiON and Intel processor-based AViiON systems, which was partly offset by decreased shipments of Motorola processor-based AViiON systems and VALiiANT products.

     The decrease in European product revenues, including U.S direct export sales, for the current quarter was due to decreased shipments of Motorola processor-based AViiON systems and personal computers and other equipment, offset, in part, by increases in Intel processor-based AViiON systems and CLARiiON.

     Other international product revenues, including U.S. direct export sales, for the current quarter and six-month period ended March 27, 1999 decreased 12% and 8%, respectively, as compared with the same fiscal periods in 1998. The decreases for the three-month and six-month periods ended March 27, 1999, are attributable to decreased shipments from CLARiiON offset, in part, by increases in Intel processor-based AViiON systems.

     In the service business, the Company experienced a 4% decrease in contract maintenance revenues in the current quarter ended March 27, 1999 as compared with the same period in fiscal 1998 due to a decline in the contract maintenance service base. This decrease was offset, in part, by a 10% increase in professional services revenues in the current quarter ended March 27, 1999 as compared with the quarter ended March 28, 1998. Professional services revenues represented approximately 27% of total service revenues in the current quarter. For the six-month period the Company experienced a 3% decrease in contract maintenance revenues offset, in part, by a 6% increase in professional services revenue. Professional services revenues represented 26% of total service revenues in the current six-month period.

     The effect of foreign exchange on international revenues was negligible for the current quarter.

Cost of Revenues (in millions)


-----------------------------------------------------------------------------------------------------------------------
                                             Quarter ended                                 Six-months ended
                            -------------------------------------------------------------------------------------------
                                3/27/99         Change          3/28/98         3/27/99         Change         3/28/98
                            -------------------------------------------------------------------------------------------

Product                         $177.1           (7%)           $190.7           $361.3           (5%)          $379.9
 % of Product Revenues             69%                             72%              69%                            72%

Service                           61.4           (3%)             63.1            122.2           (1%)           123.3
 % of Service Revenues             63%                             64%              63%                            63%

Total Cost of Revenues          $238.5           (6%)           $253.8           $483.5           (4%)          $503.2
 % of Total Revenues               67%                             70%              67%                            69%
-----------------------------------------------------------------------------------------------------------------------


     The decrease in the product cost as a percentage of product revenues from the comparable prior-year periods was primarily the result of the shift in product mix to high-end NUMA technology based AViiON servers. The decrease in the service cost as a percentage of service revenues for the current quarter ended March 27, 1999 as compared to the same period of the prior year, is a result of the reduction in labor costs associated with the Company's restructuring program and improved spare parts management.

Operating Expenses (in millions)

------------------------------------------------------------------------------------------------------------------------
                                                        Quarter ended                         Six-months ended
                                            ----------------------------------------------------------------------------
                                              3/27/99      Change       3/28/98      3/27/99       Change       3/28/98
                                            ----------------------------------------------------------------------------
Research & Development                         $28.6         (1%)        $28.9        $57.5          2%          $56.4
  % of Total Revenues                             8%                        8%           8%                         8%

Selling, general & administrative              $86.3          1%         $85.1        $172.8         2%         $169.5
  % of Total Revenues                            24%                       24%           24%                       23%
------------------------------------------------------------------------------------------------------------------------


     The Company continues to focus its research and development efforts on its core business technology: multi-user computer systems and mass storage devices. In the current six-month period, gross expenditures on research and development and software development before capitalization were $74.0 million, a decrease of 5% from $77.6 million for the comparable prior-year period. Gross expenditures on research and development before capitalization for the quarter ended March 27, 1999 were $37.1 million, a decrease of 6% from $39.5 million expended during the quarter ended March 28, 1998. For both the three-month and six-month periods ended March 27, 1999, continued increases in research and development expenditures in CLARiiON fibre channel products and NUMA technology, were offset, in part, by savings associated from the Company's restructuring program implemented in fiscal year 1998.

     For the current six-month period ended March 27, 1999, selling, general, and administrative expenses increased by 2% over the comparable prior-year quarter. The increase is a result of increased sales marketing efforts in the storage business, partially offset by savings in the server business resulting from the Company's fiscal 1998 restructuring program. Selling, general and administrative expenses were $86.3 million for the three-month period ended March 27, 1999, an increase of 1% as compared to the $85.1 million for the three-month period ended March 28, 1998.

     During fiscal year 1998, the Company approved and implemented a restructuring program designed to strengthen the Company's focus on storage and enterprise computing solutions and reduce costs in non-strategic areas. The restructuring was adopted in response to the increasing price competition within the computer hardware industry.

     Accordingly, during fiscal year 1998, the Company recorded a charge of approximately $135 million related to the restructuring program and certain asset write-downs resulting from the plan. A summary of the related accrued liability balance at March 27, 1999 is as follows:


------------------------------------------------------------------------------------------------------------------------
                                                                             Less: Fiscal Year 1999
                                                         Sept. 26, 1998         Cash Payments and        Mar. 27, 1999
 in millions                                                Balance             Asset Write-downs           Balance
------------------------------------------------------------------------------------------------------------------------
Employee termination benefits                               $ 27.0                  $ 10.1                 $ 16.9
Asset write-downs                                              6.7                     5.0                    1.7
Lease abandonments                                            10.6                     1.4                    9.2
Other exit costs                                               3.7                     2.0                    1.7
                                                            ------                  ------                 ------
          Total                                             $ 48.0                  $ 18.5                 $ 29.5
                                                            ======                  ======                 ======

--------------------------------------------------------------------------------------------------------------------------


     The provision included severance benefits for approximately 480 employees, of which approximately 65% were based in the United States and the remainder in Europe and Asia/Pacific. Of the 480 employees identified, approximately 422 were terminated as of March 27, 1999. The remaining terminations are expected to be complete by the end of the fiscal year. Asset write-downs are composed primarily of fixed assets, including leasehold improvements and demonstration equipment which are being disposed of in connection with the restructuring program. The provision for lease abandonments relates to vacated lease properties, mainly in Europe and Asia, and includes a change in estimate of $1.3 million for lease abandonment costs accrued in prior years. There were no material changes in estimates to prior provisions or additional charges recorded during the six-month period ended March 27, 1999.

     During fiscal year 1995, the Company recorded a restructuring charge of $43 million. As of March 27, 1999 the remaining reserves of $2.6 million from the 1995 restructuring charge are for excess vacant rental properties, primarily located in Europe.

     At March 27, 1999, the number of employees totaled approximately 4,800, which is an increase of approximately 100 employees from the number of employees at September 26, 1998 and a reduction of approximately 300 employees from March 28, 1998.

     Interest income for the current quarter was $3.0 million, an 11% decrease from $3.4 million for the comparable period of fiscal 1998, due to lower interest yields and levels of invested cash. Interest expense for the current quarter was $3.5 million, a 2% decrease from $3.6 million for the comparable period of fiscal 1998, and relates primarily to interest on the Company's 6% Convertible Subordinated Notes due 2004. Other income for the current quarter includes a gain of $0.6 million from the sale of an equity investment in a non-affiliated company. Interest income, interest expense and other income were $6.0 million, $7.3 million and $6.0 million, respectively, for the six-month period ended March 27, 1999 as compared to $6.9 million, $7.2 million and $2.2 million, respectively, for the comparable period of the prior year. Other income consists of gains on sales of equity investments in non-affiliated companies in both years.

     The current quarter income tax expense of $0.4 million relates primarily to foreign and state income taxes, as well as federal alternative minimum taxes. The Company has a valuation allowance which offsets substantially all deferred tax assets as of March 27, 1999 and March 28, 1998. The amount of the deferred tax assets considered realizable is subject to change based on estimates of future income during the carryforward period. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence and may adjust the level of the valuation allowance, if appropriate. The income tax benefit for the six-month period ended March 27, 1999 of $6.3 million includes a gain of $7.5 million resulting from a settlement with the Internal Revenue Service for taxes paid during the Company's 1983 through 1991 fiscal years.

Financial Condition

     Cash and temporary cash investments as of March 27, 1999 were $137.7 million, a decrease of $20.5 million from the end of fiscal 1998. At the same date, the Company held $152.6 million in marketable securities, a net decrease of $7.8 million from the end of fiscal 1998. In total, cash and temporary cash investments along with marketable securities decreased $28.3 million for the current six-month period. The decrease was mainly attributable to the purchases of equipment required for the Company's server and storage businesses, payments reducing employee and vendor related accruals, and payments related to the restructuring program implemented in June 1998. The marketable securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, notes issued by U.S. government agencies, commercial paper and certificates of deposit, as well as equity securities recorded at their fair market value of $8.8 million and are classified as available-for-sale. The unrealized gain on marketable securities of $7.5 million as of March 27, 1999 is recorded as a separate component of stockholders' equity. During the current three-month and six-month periods ended March 27, 1999, the Company recorded gains of $0.6 million and $6.0 million, respectively on the sale of an investment in marketable securities. Net cash provided from operations for the six-months ended March 27, 1999 totaled $41.5 million;
expenditures for property, plant, and equipment totaled $63.4 million; capitalized software development costs totaled $16.5 million. Cash provided from stock plans totaled $7.3 million during the current six-month period ended March 27, 1999. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $2.3 million.

     Net receivables as of March 27, 1999 were $293.3 million, a decrease of $14.1 million from $307.4 million as of September 26, 1998. The decrease is primarily attributable to a decline in revenues. Inventories as of March 27, 1999 were $128.9 million, a decrease of $12.7 million from September 26, 1998, primarily as a result of the reduction in inventory levels related to improved supply management. Net property, plant, and equipment increased $13.7 million from September 26, 1998 to $194.2 million primarily due to the purchases of equipment and capital expenditures for developing both operating and financial systems and to support the new product initiatives in the server and storage businesses. Fixed asset dispositions related to the sale of demonstration equipment totaled $3.2 million for the current six-month period. Management expects that sales of demonstration equipment will continue.

     The increase of $6.6 million in other assets from September 26, 1998 to $95.2 million at March 27, 1999 was attributed mainly to the capitalization of software development costs net of related amortization.

     The decrease of $41.2 million in accounts payable from September 26, 1998 levels was attributed mainly to the timing of payments related to purchases of material and an increase in the value of unmatured foreign exchange contracts. Other current and other liabilities decreased by approximately $17.0 million from September 26, 1998 to $289.4 million. The decrease from September 26, 1998 was primarily related to funding of the Company's domestic pension plan and payments related to the Company's restructuring program. Long-term debt of $212.8 million remained unchanged from September 26, 1998.

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

     To better address the Year 2000 issue in a comprehensive and coordinated manner, across all of Data General's operations worldwide, the Company has created a cross-functional corporate Year 2000 project team, reporting and responsible to the senior management of the Company. A project plan has been adopted and is guiding the Company's efforts to assess and address Year 2000 issues pertaining to each of the identified functional areas of the company's operations.

1.   Product Readiness and Customer Communications

     The Company is communicating with its customers concerning the Year 2000 issue. The primary means of communication are the Data General and CLARiiON Year 2000 Internet web sites at http://www.dg.com/year2000 and http://www.clariion.com/corporat/yr2000readiness.html, where Year 2000 readiness disclosures concerning various products and the Company's Year 2000 program are made available to customers and the general public.

     The Company has assessed the Year 2000 readiness of Data General's AViiON computer systems and CLARiiON storage products, as well as of Data General Pentium processor-based and later generation personal computers. Based on these efforts as of March 27, 1999, the Company has determined that Data General's AViiON computer systems and CLARiiON storage products are either Year 2000 Ready or may be made so by means of Year 2000 updates or patches available from the Company. As well, the Company offers a Year 2000 support strategy for the current releases of Data General's DG/UX operating system software, the details of which are available on the Data General Year 2000 web site. Most other active Data General and CLARiiON-branded products, including many 32-bit ECLIPSE MV computer systems, have also been evaluated for Year 2000 readiness. Consistent with industry practices, inquiries concerning Year 2000 readiness of third-party products resold by Data General are being referred to the third-party suppliers of such products. The Company has determined not to test certain products for Year 2000 Readiness. As well, some Data General products have been determined to not be Year 2000 Ready. For the most current information concerning products' Year 2000 readiness, customers are directed to the Data General Year 2000 web sites, since the Company is making no statement regarding Year 2000 readiness for any product except as noted on the Company's Year 2000 web sites.


2.   Data General's Internal Systems, Manufacturing Processes, and Facilities

     Data General has been preparing for Year 2000 since mid-1996, and has established teams to coordinate solutions to the Year 2000 issue for its own internal information systems and applications across the Company's operations worldwide. Generally, the Company has structured the Year 2000 project in four phases: inventory and assessment; remediation and/or avoidance; compliance confirmation; and (as and when appropriate) contingency planning. As of December 31, 1998, Data General had substantially completed the assessment and inventory phase of its Year 2000 project relative to the Company's key information system and applications. As of March 27, 1999, approximately 60% of the Company's key business systems have been qualified by the Company as Year 2000 Ready. Data General continues to address known Year 2000 issues, and is committed to making its key internal information systems Year 2000 Ready in time to meet the Company's critical business requirements. Based on existing plans and schedules, and subject to the possibility of delays, the Company plans to have substantially all of its key business systems Year 2000 Ready by September 30, 1999. Although Data General's Year 2000 project relative to its critical information management systems is still in process, the Company believes that the impact of the Year 2000 issues on its core business systems and applications should not have a material adverse impact on future results.

     The Company has assessed the Year 2000 issue as related to its manufacturing facilities and processes. Projects are underway to address those Year 2000 issues which have been identified. The Company is not aware at March 27, 1999, of any material Year 2000 concerns with respect to its manufacturing facilities and processes.

     The Company is also continuing its assessment of the possible impact of Year 2000 issues on the operations of its offices and facilities (including such matters as security systems, PBX and voicemail systems, and heating and air-conditioning systems). Projects are underway to address those Year 2000 issues which have been identified. The Company is not aware at March 27, 1999, of any material Year 2000 concerns with respect to the operation of its offices and facilities.

     The Company is also seeking to assess the Year 2000 risks arising from external factors, such as potential interruptions of telecommunications or transportation services, or utilities. The likelihood and extent of widespread or persistent interruptions to such infrastructure services will generally be difficult to predict. As better information becomes available, the Company will be developing contingency plans intended to support the continued operation of the Company's critical functions in the event of interruptions to infrastructure services.

3.   Data General's Suppliers

     The Company's procurement organizations are seeking to monitor the Year 2000 readiness of the Company's key suppliers. The Company is assessing the responses to Year 2000 readiness questionnaires sent in December 1998, to an extensive list of suppliers, including those suppliers which the Company considers most critical to its operations. The Company is following up with these suppliers where appropriate. Since the Company's suppliers' Year 2000 preparations and assessments are ongoing, Data General's efforts to monitor the Year 2000 readiness of key suppliers will be continuing. If Year 2000 readiness issues are identified, the Company intends to take reasonable actions as needed to address the Company's business requirements.

     Since determining the Year 2000 readiness of suppliers depends upon their cooperation and upon their disclosure of often imprecise or estimated information, it is likely that the Company's inquiries will not be entirely successful, and it remains possible that the actual outcomes may deviate from the suppliers' assurances to the Company. It is possible that notwithstanding the Company's efforts, interruptions of key components or services could have an adverse impact on the Company's operations and future results.

     The Company is evaluating contingency plans to mitigate or avoid potential interruptions to normal business operations. It is likely, however, that not every potential Year 2000 exposure will be avoided; for example alternative sources of supply for single-sourced components may not always be readily available. A measure of reasonable business risk will be undertaken relative to the Year 2000 problem, both by Data General and by other companies.

4.   Risks of Claims

     There may be a potential for claims against the Company arising from products and services that were not Year 2000 Ready. Because the Company is in the business of selling computer system products, the Company's risk of being subjected to lawsuits relating to Year 2000 issues with its products is likely to be greater than that of companies in other industries. Although the Company believes that it has valid defenses to Year 2000 claims which may be brought against it by its customers, the outcomes of Year 2000 claims and the impact of such claims on the Company cannot be determined at this time. The actual outcomes will depend on the facts and circumstances of each situation and on an evolving state of law as Year 2000 claims are addressed by legal systems worldwide.

5.   Costs associated with the Year 2000 Project

     The cost of addressing Year 2000 issues is funded through operating cash flows. The Company does not expect the amounts to have a material effect on its financial position or results of operations. The Company has incurred costs of approximately $3 million directly associated with Year 2000 projects to date as of March 27, 1999.

6.   Certain Additional Risk Factors

     It is unknown how the Company's sales may be impacted by Year 2000 issues. As the Company's customers focus on preparing their businesses for Year 2000, capital budgets in the near term may be redirected toward remediation efforts, potentially delaying the purchase or implementation of new systems, thereby creating less demand for the Company's products and services. As well, customers' procurement efforts may be temporarily delayed as a result of Year 2000 readiness testing within customers' operations. Alternatively, sales of Year 2000 Ready Data General products could be increased, as Year 2000 Ready products replace older products. Service revenues could be reduced if customers discontinue support of products which are not Year 2000 Ready, or perhaps increased as customers purchase new, Year 2000 Ready systems. As well, the Company's sales during 1999 could be affected by the customers' perceptions of Data General's own state of Year 2000 readiness. All these factors could affect the Company's future revenues.

     Overriding any preparations taken by the Company, the Year 2000 issue presents risks and uncertainties that could affect the Company; these include unexpected Year 2000 issues, or unexpected problems arising from plans implemented to anticipate Year 2000 problems; interruptions to power, water or telecommunications utility services; potential unavailability of skilled or critical personnel; delays or interruptions in transportation systems; and potential governments' responses to Year 2000 emergencies, among others.
Further, there can be no assurance that there will not be delays in, or increased costs associated with, the Company's Year 2000 readiness efforts, or that the Company's suppliers and other parties will adequately prepare for the Year 2000. Notwithstanding the Company's diligent efforts, one can anticipate that Data General will not be able in all cases to identify and avoid every possible Year 2000 impact.

     As of March 27, 1999, the Company is working to assess and evaluate likely Year 2000 problem scenarios and to evaluate Year 2000 contingency plans in appropriate cases. The Company expects that this contingency planning effort will continue throughout 1999 as the Company completes its preparations for the Year 2000 and learns more about the Year 2000 preparations and vulnerabilities of third parties.

     The nature of the uncertainties surrounding the Year 2000 issue is such that it remains possible that Year 2000 issues could have a material adverse impact on the Company's operations and financial results. While the Company does not currently expect that this will be the case and continues to aggressively pursue its preparations for Year 2000, the Company can offer no assurance whether or to what extent the Company may be affected by matters which it has not anticipated or by matters outside of the Company's control. The Company recognizes the need to continue its analysis, assessment, monitoring, and planning for the various Year 2000 issues, across its businesses worldwide, and to address Year 2000 issues as they are identified. Within that uncertain context, however, and subject to the various factors discussed above, the Company believes as of March 27, 1999, the impact of Year 2000 issues on its business should not have a material adverse effect on the Company's financial position or results of operations.


Market Risk

     The Company is exposed to market risk primarily in its cash and foreign currency transactions. Because a substantial portion of the Company's operations and revenue occur outside the United States, the Company's results can be significantly impacted by changes in foreign currency exchange rates. The Company manages its foreign currency risk through the use of forward foreign currency contracts. The Company does not hold or enter into derivative financial instruments for trading purposes. At inception, the forward foreign currency contracts are designated as hedges of intercompany accounts receivable and foreign sales which are firmly committed or forecasted. These contracts generally mature within three-months. Market value gains and losses on these contracts are included in the cost of product revenues and generally offset exchange gains or losses on the related transactions.

     As of March 27, 1999, the Company had entered into forward foreign currency contracts to purchase $30.4 million and sell $84.0 million in various foreign currencies with maturity dates on March 29 and March 30, 1999. The effect of foreign exchange rate movements from March 27, 1999 until maturity did not have a significant adverse or beneficial effect on the Company's financial position or results of operations.

Euro Conversion

     On January 1, 1999, 11 of the 15 members of the European Union established fixed conversion rates between their existing currencies and the "euro." The euro will trade on currency exchanges and the legacy currencies will remain legal tender for a transition period between January 1, 1999 and January 1, 2002. During the transition period, public and private companies may pay for goods and services using the euro or the participating country's legacy currency. The participating countries will issue sovereign debt exclusively in euros, and will redenominate outstanding sovereign debt. Participating countries no longer control their own monetary policies by directing independent interest rates for their legacy currencies. Instead, the authority to direct monetary policy, including money supply and official interest rates will be exercised by the new European Central Bank.

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

     Statements concerning the Company's business outlook or future economic performance; Year 2000 readiness; currency market risk; Euro conversion issues; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including Data General's Report on Form 10-K for the 1998 fiscal year-ended September 26, 1998 and this Quarterly Report on Form 10-Q for the second fiscal quarter of 1999, which ended March 27, 1999.



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

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

     3.  (c)     By-Laws of the Company, as amended through November 4, 1998, previously filed as Exhibit 3(c) to the Company's  Quarterly
                 Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     3.  (e)     Amendment to Certificate of Incorporation of the Company,
                 filed January 28, 1999, previously filed as Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     10. (w)     Employee Qualified Stock Purchase Plan, as amended.

     10. (jj)    1998 Employee Stock Option Plan, previously filed as Exhibit
                 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-69559, which is incorporated herein by reference.

     10. (kk) Form of (Key Executive) 1998 Employee Stock Option Agreement, previously filed as Exhibit 10(kk) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     10. (ll) Form of Amendment to Employment Agreements between the Company and its key executives previously filed as Exhibit 10(ll) to the Company's Quarterly Report on Form 10-Q for the quarter ended December, 26, 1998, which is incorporated herein by reference.

     10. (mm) 1998 Non-Employee Director Stock Option Plan, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-69559, which is incorporated herein by reference.

     10. (nn) Form of 1998 Non-Employee Director Stock Option Agreement, previously filed as Exhibit 10(nn) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     10. (oo) Summary of 1999 Fiscal Year Bonus Opportunity for Chief Executive Officer, previously filed as Exhibit 10(oo) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     10. (pp) Amendment to Supplemental Pension and Retiree Medical Agreement dated December 2, 1998, between the Company and its President and Chief Executive Officer, previously filed as
                 Exhibit 10(pp) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     11.         Computation of basic and diluted earnings per share.


(b) No reports on Form 8-K were filed during the current quarter ended March 27, 1999.

                                    SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DATA GENERAL CORPORATION
                                                  (Registrant)

                                                /s/ John J. Gavin Jr.
                                   --------------------------------------------
                                                  John J. Gavin Jr.
                                   Chief Financial Officer, Vice President, and
                                               and Corporate Controller






    Dated:  May 6, 1999

                                    EXHIBITS


Index to Exhibits.

     3.  (c)     By-Laws of the Company, as amended through November 4, 1998, previously filed as Exhibit 3(c) to the Company's  Quarterly
                 Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     3.  (e)     Amendment to Certificate of Incorporation of the Company,
                 filed January 28, 1999, previously filed as Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     10. (w)     Employee Qualified Stock Purchase Plan, as amended.

     10. (jj)    1998 Employee Stock Option Plan, previously filed as Exhibit
                 4.1 to the Company's Registration Statement on Form S-8, Registration Number 333-69559, which is incorporated herein by reference.

     10. (kk) Form of (Key Executive) 1998 Employee Stock Option Agreement, previously filed as Exhibit 10(kk) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     10. (ll) Form of Amendment to Employment Agreements between the Company and its key executives previously filed as Exhibit 10(ll) to the Company's Quarterly Report on Form 10-Q for the quarter ended December, 26, 1998, which is incorporated herein by reference.

     10. (mm) 1998 Non-Employee Director Stock Option Plan, previously filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8, Registration Number 333-69559, which is incorporated herein by reference.

     10. (nn) Form of 1998 Non-Employee Director Stock Option Agreement, previously filed as Exhibit 10(nn) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     10. (oo) Summary of 1999 Fiscal Year Bonus Opportunity for Chief Executive Officer, previously filed as Exhibit 10(oo) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     10. (pp) Amendment to Supplemental Pension and Retiree Medical Agreement dated December 2, 1998, between the Company and its President and Chief Executive Officer, previously filed as
                 Exhibit 10(pp) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 26, 1998, which is incorporated herein by reference.

     11.         Computation of basic and diluted earnings per share.