Form 10-Q
period 1999-06-26
DATA GENERAL CORP
filed 1999-08-05
CIK 26999

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

(Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 26, 1999

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

                                    Yes X No
                                   ----------

Number of shares outstanding of each of the registrant's classes of common stock, as of July 23, 1999:


Common Stock, par value $.01                                      50,705,171
----------------------------                                 ------------------
   (Title of each class)                                     (Number of shares)

================================================================================

PART I -- FINANCIAL INFORMATION



Item 1. Financial Statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                     Quarter Ended                 Nine Months Ended
                                                                ----------------------          ----------------------
                                                                June 26,      June 27,         June 26,      June 27,
IN THOUSANDS, EXCEPT PER SHARE AMOUNTS                            1999          1998             1999          1998
----------------------------------------------------------------------------------------------------------------------
REVENUES:
    Product.................................................   $259,630     $ 253,802        $  786,145    $  784,723
    Service.................................................     96,189        97,468           290,613       293,632
                                                               --------     ---------        ----------    ----------
         Total revenues.....................................    355,819       351,270         1,076,758     1,078,355
                                                               --------     ---------        ----------    ----------

COSTS AND EXPENSES:
    Cost of product revenues (Note A).......................    180,329       244,270           541,662       624,139
    Cost of service revenues................................     60,286        59,881           182,483       183,171
    Research and development................................     28,802        31,655            86,321        88,048
    Selling, general, and administrative....................     90,904        84,736           263,696       254,190
    Restructuring charge....................................       --          82,400              --          82,400
                                                               --------     ---------        ----------    ----------
         Total costs and expenses...........................    360,321       502,942         1,074,162     1,231,948
                                                               --------     ---------        ----------    ----------


Income (loss) from operations...............................     (4,502)     (151,672)            2,596      (153,593)
Interest income.............................................      2,675         3,181             8,720        10,072
Interest expense............................................      3,555         3,599            10,855        10,814
Other income (expense)......................................      2,965        (2,000)            8,979           240
                                                               --------     ---------        ----------    ----------

Income (loss) before income taxes...........................     (2,417)     (154,090)            9,440      (154,095)
Provision (benefit) for income taxes........................        600         1,000            (5,700)        2,000
                                                               --------     ---------        ----------    ----------


Net income (loss)...........................................   $ (3,017)    $(155,090)       $   15,140    $ (156,095)
                                                               ========     =========        ==========    ==========


BASIC NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share.............................     $(0.06)       $(3.15)            $0.30        $(3.19)
                                                                 ======        ======             =====        ======

    Weighted average shares outstanding.....................     50,622        49,159            50,249        48,895
                                                                 ======        ======            ======        ======

DILUTED NET INCOME (LOSS) PER SHARE:

    Net income (loss) per share.............................     $(0.06)       $(3.15)            $0.30        $(3.19)
                                                                 ======        ======             =====        ======

    Weighted average shares outstanding, including
    common stock equivalents, where applicable..............     50,622        49,159            51,163        48,895
                                                                 ======        ======            ======        ======

Note A: Included in the quarter and nine-month period ended June 27, 1998, is a charge of $52,600 for capitalized software and inventory write-downs.

No cash dividends have been declared or paid since inception.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        (Unaudited)
                                                                                          June 26,            Sept. 26,
DOLLARS IN THOUSANDS, EXCEPT PAR VALUE                                                      1999                 1998
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
    Cash and temporary cash investments............................................      $133,600              $158,220
    Marketable securities..........................................................       135,486               160,354
    Receivables, net...............................................................       292,611               307,428
    Inventories....................................................................       126,667               141,639
    Other current assets...........................................................        30,441                28,320
                                                                                       ----------            ----------

         Total current assets......................................................       718,805               795,961

Property, plant, and equipment, net................................................       198,856               180,454

Other assets.......................................................................       100,405                88,649
                                                                                       ----------            ----------
         Total assets..............................................................    $1,018,066            $1,065,064
                                                                                       ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable...............................................................      $120,341              $160,940
    Other current liabilities......................................................       249,188               269,774
                                                                                       ----------            ----------
         Total current liabilities.................................................       369,529               430,714
                                                                                       ----------            ----------

Long-term debt.....................................................................       212,750               212,750
                                                                                       ----------            ----------

Other liabilities..................................................................        24,831                36,645
                                                                                       ----------            ----------

Stockholders' equity
    Common stock, $0.01 par value
         Outstanding - 50,653,000  shares at June 26, 1999 and 49,689,000 shares at Sept. 26, 1998 (net of deferred  compensation of $16,570 at June 26,
         1999 and $15,444 at Sept. 26, 1998).......................................       639,149               626,137
Accumulated deficit................................................................      (216,836)             (231,976)
Unrealized gains on marketable securities..........................................         9,770                 8,513
Equity adjustment for minimum pension liability....................................        (6,252)               (6,252)
Cumulative translation adjustment..................................................       (14,875)              (11,467)
                                                                                       ----------            ----------
         Total stockholders' equity................................................       410,956               384,955
                                                                                       ----------            ----------
         Total liabilities and stockholders' equity................................    $1,018,066            $1,065,064
                                                                                       ==========            ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                                 Nine Months Ended
                                                                                           -----------------------------
                                                                                            June 26,          June 27,
IN THOUSANDS                                                                                  1999              1998
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)..................................................................     $15,140          $(156,095)
    Adjustments to reconcile net income (loss) to
     net cash provided from operating activities
         Depreciation..................................................................      58,082             75,583
         Amortization of capitalized software development costs........................      13,221             56,498
         Gain on sale of marketable securities.........................................      (8,979)            (2,239)
         Other non-cash items, net.....................................................         106             16,903
         Change in operating assets and liabilities....................................     (22,818)            39,451
                                                                                          ---------          ---------

         Net cash provided from operating activities...................................      54,752             30,101
                                                                                          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Expenditures for property, plant, and equipment....................................     (93,106)           (94,326)
    Net proceeds from the purchases and sales of marketable securities.................      35,104            (15,916)
    Capitalized software development costs.............................................     (26,146)           (28,709)
                                                                                          ---------          ---------

         Net cash used by investing activities.........................................     (84,148)          (138,951)
                                                                                          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash provided from stock plans.....................................................       7,771              5,853
                                                                                          ---------          ---------

         Net cash provided from financing activities...................................       7,771              5,853
                                                                                         ----------          ---------

Effect of foreign currency rate fluctuations
 on cash and temporary cash investments................................................      (2,995)            (1,671)
                                                                                         ----------          ---------

Decrease in cash and temporary cash investments........................................     (24,620)          (104,668)
Cash and temporary cash investments - beginning of period..............................     158,220            216,814
                                                                                         ----------          ---------
Cash and temporary cash investments - end of period....................................    $133,600           $112,146
                                                                                         ==========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid......................................................................     $13,272            $13,502
    Income taxes paid..................................................................      $5,741             $1,194

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

DATA GENERAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


Note 1. Consolidated Balance Sheet Details
                                                                                           June 26,           Sept. 26,
in thousands                                                                                 1999               1998
------------------------------------------------------------------------------------------------------------------------
Inventories
    Raw materials......................................................................    $  5,506           $  1,420
    Work in process....................................................................      60,730             64,200
    Finished systems...................................................................      38,109             50,632
    Field engineering parts and components.............................................      22,322             25,387
                                                                                           --------           --------
                                                                                           $126,667           $141,639
                                                                                           ========           ========

Property, plant, and equipment
    Property, plant, and equipment.....................................................    $660,952           $641,612
    Accumulated depreciation...........................................................    (462,096)          (461,158)
                                                                                           --------           --------
                                                                                           $198,856           $180,454
                                                                                           ========           ========

Note 2.  Earnings Per Share

         The following data show the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive common stock.

                                                                        Quarter Ended
                                         -------------------------------------------------------------------------------
                                                      June 26, 1999                          June 27, 1998
                                         -------------------------------------  ----------------------------------------
                                             Loss         Shares     Per-Share      Loss         Shares       Per-Share
in thousands, except per share amounts    (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)     Amount
                                          -----------  ------------- ---------   -----------  -------------   ---------
Basic Earnings Per Share

Net loss available to
  common stockholders                      $(3,017)       50,622      $(0.06)     $(155,090)      49,159        $(3.15)
                                           =======        ======      ======      =========       ======        ======


Diluted Earnings Per Share

Net loss available to
  common stockholders and
  assumed conversions                      $(3,017)       50,622      $(0.06)     $(155,090)      49,159        $(3.15)
                                           =======        ======      ======      =========       ======        ======



                                                                        Nine Months Ended
                                         -------------------------------------------------------------------------------
                                                      June 26, 1999                                June 27, 1998
                                         -------------------------------------   ---------------------------------------
                                            Income        Shares     Per-Share       Loss        Shares       Per-Share
in thousands, except per share amounts    (Numerator)  (Denominator)   Amount    (Numerator)  (Denominator)     Amount
                                          -----------  ------------- ---------   -----------  -------------   ---------
Basic Earnings Per Share

Net income (loss) available to
  common stockholders                      $15,140        50,249        $0.30      $(156,095)       48,895      $(3.19)
                                                                        =====                                   ======

Effect of Dilutive Securities

Stock options                                 --             914                        --             --
                                           -------        ------                   ---------        ------

Diluted Earnings Per Share

Net income (loss) available to
  common stockholders and
  assumed conversions                      $15,140        51,163        $0.30      $(156,095)       48,895      $(3.19)
                                           =======        ======        =====      =========        ======      ======


         For the quarter and nine-month periods ended June 26, 1999 and June 27, 1998, the assumed conversion of the convertible debentures, giving effect to the incremental shares and the adjustment to reduce interest expense, is anti-dilutive and has therefore been excluded from the computation. For the quarter ended June 26, 1999 and for the quarter and nine-month period ended June 27, 1998, the assumed exercise of stock options, giving effect to the incremental shares, is anti-dilutive and has therefore been excluded from the computation.

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

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation. The Company's accounting policies are described in the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of the entire fiscal year.

Note 4.  Restructuring Charge

         During fiscal year 1998, the Company approved and implemented a restructuring program designed to strengthen the Company's focus on storage and enterprise computing solutions and reduce costs in non-strategic areas. The restructuring was adopted in response to the increasing price competition within the computer hardware industry. Accordingly, during fiscal year 1998, the Company recorded a charge of approximately $135 million related to the restructuring program and certain asset write-downs resulting from the program. The charge included $82.4 million related to employee termination benefits, asset write-downs, and other exit costs which the Company recorded in operating expenses, and $52.6 million for capitalized software and inventory write-downs which were included in product cost of revenues. A summary of the accrued liability balance related to the $82.4 million charged to operating expenses is as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                                             Less: Fiscal Year 1999
                                                         Sept. 26, 1998         Cash Payments and        June 26, 1999
 in millions                                                Balance             Asset Write-downs           Balance
-----------------------------------------------------------------------------------------------------------------------
Employee termination benefits                               $ 27.0                  $ 12.7                 $ 14.3
Asset write-downs                                              6.7                     5.7                    1.0
Lease abandonments                                            10.6                     1.7                    8.9
Other exit costs                                               3.7                     2.6                    1.1
                                                            ------                  ------                 ------
          Total                                             $ 48.0                  $ 22.7                 $ 25.3
                                                            ======                  ======                 ======
--------------------------------------------------------------------------------------------------------------------------

         The provision included severance benefits for approximately 480 employees, of which approximately 65% were based in the United States and the remainder in Europe and Asia/Pacific. Of the 480 employees identified, 451 were terminated as of June 26, 1999. The remaining terminations are expected to be complete by the end of the fiscal year. Asset write-downs are composed primarily of fixed assets, including leasehold improvements and demonstration equipment which are being disposed of in connection with the restructuring program. There were no material changes in estimates to prior provisions or additional charges recorded during the nine-month period ended June 26, 1999.

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

                                                                    Quarter Ended                        Nine Months Ended
                                                             --------------------------              ---------------------------
                                                               June 26,       June 27,                June 26,        June 27,
in thousands                                                     1999           1998                    1999            1998
--------------------------------------------------------------------------------------------------------------------------------
Net income (loss)......................................        $(3,017)      $(155,090)                $15,140       $(156,095)

Other comprehensive income (expense):

    Unrealized gains (losses) on
       marketable securities...........................          2,252          (3,019)                  1,257           5,183
    Cumulative translation adjustment..................         (1,195)         (1,157)                 (3,408)         (1,606)
                                                               -------       ---------                 -------       ---------

Total other comprehensive income (loss)..............            1,057          (4,176)                 (2,151)          3,577
                                                               -------       ---------                 -------       ---------


Total comprehensive income (loss).......................       $(1,960)      $(159,266)                $12,989       $(152,518)
                                                               =======       =========                 =======       =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

         The Company reported a net loss of $3.0 million for the current quarter ended June 26, 1999, compared with a net loss of $155.1 million for the same period of the prior year. The net income was $15.1 million for the nine months ended June 26, 1999, compared with a net loss of $156.1 million for the comparable nine-month period ended June 27, 1998. The net loss for the quarter and nine-month periods ended June 27, 1998 includes certain charges of approximately $135.0 million related to the Company's restructuring program and asset write-downs resulting from the restructuring program. The net income for the current nine-month period includes a gain of $7.5 million resulting from a settlement with the Internal Revenue Service related to taxes paid during the Company's 1983 through 1991 fiscal years and additional gains of $9.0 million resulting from sales of investments.

Revenues (in millions)

------------------------------------------------------------------------------------------------------------------------
                                              Quarter Ended                               Nine Months Ended
                                  --------------------------------------------------------------------------------------
                                  6/26/99         Change        6/27/98         6/26/99         Change         6/27/98
                                  -------         ------        -------         -------         ------         -------
Product                           $259.6            2%           $253.8          $786.2           --            $784.7
  % of Total Revenues                73%                            72%             73%                            73%

Service                             96.2           (1%)            97.5           290.6          (1%)            293.7
  % of Total Revenues                27%                            28%             27%                            27%

Total                             $355.8            1%           $351.3        $1,076.8           --          $1,078.4
------------------------------------------------------------------------------------------------------------------------

         In the fiscal quarter ended June 26, 1999, product revenues from the Company's AViiON family of open systems server products were $138.3 million compared with $131.5 million in the comparable period of the prior year. In the current quarter, revenues from the Company's Intel processor-based AViiON systems increased 10% to $129.8 million while revenues from the Motorola processor-based AViiON systems declined by 39% compared with the same period of the prior year. The Company anticipates that the percentage of server product revenues generated by the Intel processor-based AViiON products will continue to increase, while the Motorola processor-based AViiON system revenues are expected to continue to decline.

         Product revenues from the Company's CLARiiON storage systems increased 10% in the current quarter to $105.7 million despite a decline in revenues from CLARiiON's largest original equipment manufacturer (OEM) customer by nearly 53%. Excluding revenues from this customer, CLARiiON revenues grew approximately 47% from the same period of the prior year. CLARiiON revenues from direct end-user sales increased significantly from the same period of the prior year and currently represent approximately 13% of total CLARiiON product revenues. The Company anticipates that revenues from direct end-user sales will continue to increase in future periods as a result of the on-going investment in the CLARiiON direct sales force. CLARiiON has been sold primarily through OEM and distributor channels; thus sales in any given period are subject to sales cycles and inventory levels of the Company's customers. CLARiiON revenues accounted for 41% of total product revenues in the current quarter.

         Within the CLARiiON family of storage systems, full fibre channel product revenues represented approximately 62% of total CLARiiON product revenues in the current quarter. The Company anticipates that the percentage of revenues from full fibre channel products will continue to increase while the percentage of revenues from SCSI-based products will decline.

         Product revenues from personal computers and other equipment decreased 3% in the current quarter as compared to the same period in the prior year and represent 6% of total product revenues for the quarter ended June 26, 1999. Product revenues from VALiiANT, the Company's contract manufacturing operation, decreased by approximately $10.4 million from the comparable quarter in fiscal 1998 to $0.1 million as certain contracts have expired. VALiiANT revenues represent less than 1% of total product revenues for the quarter ended June 26, 1999.

         For the nine months ended June 26, 1999, product revenues from the Company's AViiON family of open systems server products were $411.0 million compared with $398.3 million in the comparable period of the prior year. In the current nine-month period, revenues from the Company's Intel processor-based AViiON systems increased 13% to $382.4 million while revenues from the Motorola processor-based AViiON systems declined by 52% compared with the same nine-month period of the prior year. Revenues from AViiON systems running the Microsoft NT operating system increased by approximately 14% from the comparable nine-month period of the prior year.

         Product revenues from the Company's CLARiiON storage systems increased 10% to $322.4 million from the comparable prior-year period and accounted for 41% of total product revenues in the current nine-month period. Within the CLARiiON family of storage systems, full fibre channel product revenues increased nearly four times from the comparable nine-month period of the prior year and represented approximately 56% of total CLARiiON product revenues in the current nine-month period. Product revenues from personal computers and other equipment decreased 24% from the same nine-month period in the prior year and represented 6% of total product revenues compared to 8% for the comparable prior-year period.

Revenues by Geographic Marketplace

-------------------------------------------------------------------------------------------------------------------------------
                                                  Percentage of                                Percentage Change of
                                              Consolidated Revenues                                $ of Revenues
                             --------------------------------------------------------------------------------------------------
                                   Quarter Ended             Nine Months Ended                   6/26/99 - 6/27/98
                             --------------------------------------------------------------------------------------------------
                               6/26/99       6/27/98       6/26/99        6/27/98      Quarter Ended    Nine Months Ended
                             --------------------------------------------------------------------------------------------------
Domestic
Product                          61%           65%           61%            61%              (4%)                (1%)
Service                          60%           60%           59%            60%              (2%)                (3%)
Total                            61%           64%           60%            61%              (4%)                (1%)

Europe
Product                          23%           22%           24%            24%               8%                  2%
Service                          31%           31%           32%            31%              (3%)                 2%
Total                            25%           24%           26%            26%               4%                  2%

Other International
Product                          16%           13%           15%            15%              26%                  2%
Service                           9%            9%            9%             9%               8%                 (2%)
Total                            14%           12%           14%            13%              22%                  1%
-------------------------------------------------------------------------------------------------------------------------------

         The decrease in domestic product revenues for the current quarter and nine-month period ended June 26, 1999 was primarily a result of decreased shipments of Motorola processor-based AViiON systems and VALiiANT products, which was partially offset by increased shipments of CLARiiON products and Intel processor-based AViiON systems.

         The increase in European product revenues, including U.S direct export sales, for the current quarter ended June 26, 1999 was due to increased shipments of Intel and Motorola processor-based AViiON systems as well as CLARiiON storage systems, offset, in part, by decreases in personal computers and other equipment.

         The increase in other international product revenues, including U.S. direct export sales, for the current quarter and nine-month period ended June 26, 1999 is attributable to increased shipments of Intel processor-based AViiON systems and personal computers and other equipment, offset, in part, by decreased shipments of CLARiiON storage products.

         In the service business, the Company experienced an 8% decrease in contract maintenance revenues in the current quarter ended June 26, 1999 as compared with the same period in fiscal 1998 due to a decline in the contract maintenance service base. This decrease was offset, in part, by a 21% increase in professional services revenues in the current quarter ended June 26, 1999 as compared with the quarter ended June 27, 1998. Professional services revenues represent approximately 28% of total service revenues in the current quarter. For the nine-month period ended June 26, 1999 the Company experienced a 5% decrease in contract maintenance revenues offset, in part, by an 11% increase in professional services revenue. Professional services revenues represented 27% of total service revenues in the current nine-month period.

         Foreign exchange negatively impacted total international revenue by approximately 2% in the current quarter.

Cost of Revenues (in millions)

---------------------------------------------------------------------------------------------------------------------------
                                             Quarter Ended                                Nine Months Ended
                            -----------------------------------------------------------------------------------------------
                                6/26/99         Change          6/27/98         6/26/99         Change         6/27/98
                            -----------------------------------------------------------------------------------------------
Product                         $180.3           (26%)          $244.3          $541.7          (13%)          $624.2
 % of Product Revenues             69%                             96%             69%                            80%

Service                           60.3             1%             59.9           182.4            --            183.2
 % of Service Revenues             63%                             61%             63%                            62%

Total Cost of Revenues          $240.6           (21%)          $304.2          $724.1          (10%)          $807.4
 % of Total Revenues               68%                             87%             67%                            75%
--------------------------------------------------------------------------------------------------------------------------

         During the quarter ended June 27, 1998, certain charges of $52.6 million related to the Company's restructuring program were included in the cost of product revenues. Without the charges, the pro forma cost of product revenues was 76% and 73% for the quarter and nine-month period ended June 27, 1998. The decrease in the product cost as a percentage of product revenues from the pro forma product cost as a percentage of product revenues during the comparable prior year periods was a result of the shift in product mix to high-end NUMA technology based AViiON systems which have lower product cost. During the quarter ended June 26, 1999, an increased percentage of direct end-user CLARiiON sales also contributed to the decrease in product cost as a percentage of product revenues. The increase in the service cost as a percentage of service revenues for the current quarter ended June 26, 1999 as compared to the same period of the prior year is a result of the shift in service revenue mix from contract maintenance revenues to professional services revenues.


Operating Expenses (in millions)

---------------------------------------------------------------------------------------------------------------------------
                                                        Quarter Ended                         Nine Months Ended
                                            -------------------------------------------------------------------------------
                                              6/26/99      Change       6/27/98      6/26/99       Change       6/27/98
                                            -------------------------------------------------------------------------------
Research & Development                         $28.8         (9%)        $31.7        $86.3         (2%)         $88.1
  % of Total Revenues                             8%                        9%           8%                         8%

Selling, general & administrative              $90.9          7%         $84.7       $263.7          4%         $254.2
  % of Total Revenues                            26%                       24%          24%                        24%

Restructuring charge                             --           --         $82.4          --           --          $82.4
  % of Total Revenues                            --                        23%          --                          8%
---------------------------------------------------------------------------------------------------------------------------

         The Company continues to focus its research and development efforts on its core business technology: multi-user computer systems and mass storage devices. In the current nine-month period, gross expenditures on research and development and software development before capitalization were $112.4 million, a decrease of 4% from $116.8 million for the comparable prior-year period. Gross expenditures on research and development before capitalization for the quarter ended June 26, 1999 were $38.4 million, a decrease of 2% from $39.1 million expended during the quarter ended June 27, 1998. For both the three-month and nine-month periods ended June 26, 1999, continued increases in research and development expenditures in CLARiiON fibre channel products and NUMA technology, were offset by savings associated with the Company's restructuring program implemented in fiscal year 1998.

         For the current quarter and nine-month period ended June 26, 1999, selling, general, and administrative expenses increased by 7% and 4%, respectively, from the comparable prior-year periods. In the current quarter, the Company announced plans to significantly increase its sales and marketing investments in its CLARiiON storage business. This investment, which will be implemented over the next eighteen months, is expected to result in an increase of approximately 450 people, of which the majority will be direct sales people. This expense, and related marketing efforts, is expected to cost more than $100 million over the eighteen-month period. The increase in selling, general and administrative expenses in the current quarter and nine-month period ended June 26, 1999 from the comparable prior-year periods is primarily the result of marketing efforts associated with this investment, partially offset by savings in the server business resulting from the Company's fiscal 1998 restructuring program.

         During fiscal year 1998, the Company approved and implemented a restructuring program designed to strengthen the Company's focus on storage and enterprise computing solutions and reduce costs in non-strategic areas. The restructuring was adopted in response to the increasing price competition within the computer hardware industry. Accordingly, during fiscal year 1998, the Company recorded a charge of approximately $135 million related to the restructuring program and certain asset write-downs resulting from the program. The charge included $82.4 million related to employee termination benefits, asset write-downs, and other exit costs which the Company recorded in operating expenses, and $52.6 million for capitalized software and inventory write-downs which were included in product cost of revenues. A summary of the accrued liability balance related to the $82.4 million charged to operating expenses is as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                                             Less: Fiscal Year 1999
                                                         Sept. 26, 1998         Cash Payments and        June 26, 1999
 in millions                                                Balance             Asset Write-downs           Balance
--------------------------------------------------------------------------------------------------------------------------
Employee termination benefits                               $ 27.0                  $ 12.7                 $ 14.3
Asset write-downs                                              6.7                     5.7                    1.0
Lease abandonments                                            10.6                     1.7                    8.9
Other exit costs                                               3.7                     2.6                    1.1
                                                            ------                  ------                 ------
          Total                                             $ 48.0                  $ 22.7                 $ 25.3
                                                            ======                  ======                 ======

--------------------------------------------------------------------------------------------------------------------------

The provision included severance benefits for approximately 480 employees, of which approximately 65% were based in the United States and the remainder in Europe and Asia/Pacific. Of the 480 employees identified, 451 were terminated as of June 26, 1999. The remaining terminations are expected to be complete by the end of the fiscal year. Asset write-downs are composed primarily of fixed assets, including leasehold improvements and demonstration equipment which are being disposed of in connection with the restructuring program. There were no material changes in estimates to prior provisions or additional charges recorded during the nine-month period ended June 26, 1999.

         At June 26, 1999, the number of employees totaled approximately 4,950, which are a net increase of approximately 250 and 150 employees from September 26, 1998 and June 27, 1998, respectively.

         Interest income for the current quarter was $2.7 million, a 16% decrease from $3.2 million for the comparable period of fiscal 1998, due to lower interest yields and levels of invested cash. Interest expense was $3.6 million for both the current quarter and the same quarter of the prior year. Interest expense relates primarily to interest on the Company's 6% Convertible Subordinated Notes due 2004. Other income for the current quarter includes a gain of $3.0 million from the sales of equity investments. Interest income, interest expense and other income were $8.7 million, $10.9 million and $9.0 million, respectively, for the nine-month period ended June 26, 1999 as compared to $10.1 million, $10.8 million and $0.2 million, respectively, for the comparable period of the prior year. Other income for the current nine-month period relates to gains on sales of equity investments. Other income for the nine-month period ended June 27, 1998 relates to gains of $2.2 million on sales of equity investments offset, in part, by a loss of $2.0 million from the write-off of an investment in a non-affiliated company.

         The current quarter income tax expense of $0.6 million relates primarily to foreign and state income tax, as well as, federal alternative minimum taxes. The Company has a valuation allowance which offsets substantially all deferred tax assets as of June 26, 1999 and September 26, 1998. The amount of the deferred tax assets considered realizable is subject to change based on estimates of future income during the carryforward period. The Company will assess the need for the valuation allowance at each balance sheet date based on all available evidence and may adjust the level of the valuation allowance, if appropriate. The income tax benefit for the nine-month period ended June 26, 1999 of $5.7 million includes a gain of $7.5 million resulting from a settlement with the Internal Revenue Service for taxes paid during the Company's 1983 through 1991 fiscal years.

Financial Condition

         Cash and temporary cash investments as of June 26, 1999 were $133.6 million, a decrease of $24.6 million from the end of fiscal 1998. At the same date, the Company held $135.5 million in marketable securities, a net decrease of $24.9 million from the end of fiscal 1998. In total, cash and temporary cash investments along with marketable securities decreased $49.5 million for the current nine-month period. The decrease was mainly attributable to the purchases of equipment required for the Company's server and storage businesses, payments reducing employee and vendor related accruals, payments related to the Company's investment in the CLARiiON storage business, and payments related to the restructuring program implemented in June 1998. The marketable securities held, which supplement cash and temporary cash investments, include United States treasury bills and notes, notes issued by U.S. government agencies, commercial paper and certificates of deposit, as well as equity securities recorded at their fair market value of $11.0 million which are classified as available-for-sale. The unrealized gain on marketable securities of $9.8 million as of June 26, 1999 is recorded as a separate component of stockholders' equity. During the current three-month and nine-month periods ended June 26, 1999, the Company recorded gains of $3.0 million and $9.0 million, respectively, on the sales of investments in marketable securities. Net cash provided from operations for the nine months ended June 26, 1999 totaled $54.8 million; expenditures for property, plant, and equipment totaled $93.1 million; capitalized software development costs totaled $26.1 million. Cash provided from stock plans totaled $7.8 million during the current nine-month period ended June 26, 1999. The effect of foreign currency exchange rate fluctuations on cash and temporary cash investments was a decrease of $3.0 million.

         Net receivables as of June 26, 1999 were $292.6 million compared with $307.4 million as of September 26, 1998. This decrease in net receivables of $14.8 million from September 26, 1998 is primarily attributable to higher revenues in the quarter ended September 26, 1998 as compared to the current quarter ended June 26, 1998. Inventories as of June 26, 1999 were $126.7 million, a decrease of $15.0 million from September 26, 1998, primarily as a result of reduced inventory levels related to improved supply management. Net property, plant, and equipment increased $18.4 million from September 26, 1998 to $198.9 million primarily due to the purchases of equipment and capital expenditures for developing both operating and financial systems and to support the new product initiatives in the server and storage businesses. Fixed asset dispositions related to the sale of demonstration equipment totaled $5.4 million for the current nine-month period. Management expects that sales of demonstration equipment will continue.

         The increase of $11.8 million in other assets from September 26, 1998 to $100.4 million at June 26, 1999 was attributed mainly to the capitalization of software development costs net of related amortization.

         The decrease of $40.6 million in accounts payable from September 26, 1998 levels was attributed mainly to the timing of payments related to purchases of material. Other current and other liabilities decreased by approximately $32.4 million from September 26, 1998 to $274.0 million. This decrease was primarily related to funding of the Company's domestic pension plan and payments related to the Company's restructuring program. Long-term debt of $212.8 million remained unchanged from September 26, 1998.

Year 2000 Information and Readiness Disclosure

         The "Year 2000 issue" arises because many computer hardware systems and software programs use only two digits to represent the year. As a result, these systems and programs may not correctly handle dates beyond 1999, resulting in errors in information or program or systems failures. Assessments of the potential effects of the Year 2000 issues vary markedly among different companies, governments, consultants, economists, and commentators. It is not possible to accurately predict what the actual impact may be. In this context, the Company offers the following statements concerning the Year 2000 issues. All statements made and referred to here are Year 2000 readiness disclosures under the U.S. Year 2000 Information and Readiness Disclosure Act. Except as otherwise noted, all statements in this Year 2000 Information and Readiness Disclosure are stated as of June 26, 1999.

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

1.       Product Readiness and Customer Communications

         The Company is communicating with its customers concerning the Year 2000 issue. The primary means of communication are the Data General and CLARiiON Year 2000 Internet web sites at http://www.dg.com/year2000 and http://www.clariion.com/year2000/index.html, where Year 2000 readiness disclosures concerning various products and the Company's Year 2000 program are made available to customers and the general public.

         The Company has  assessed  the Year 2000  readiness  of Data  General's
AViiON computer systems and CLARiiON storage products, as well as of Data General Pentium processor-based and later generation personal computers. Based on these efforts, the Company has determined that Data General's AViiON computer systems and CLARiiON storage products are either Year 2000 Ready or may be made so by means of Year 2000 updates or patches available from the Company. As well, the Company offers a Year 2000 support strategy for the current releases of Data General's DG/UX operating system software, the details of which are available on the Data General Year 2000 web site. Most other active Data General and CLARiiON-branded products, including many 32-bit ECLIPSE MV computer systems, have also been evaluated for Year 2000 readiness. Consistent with industry practices, inquiries concerning Year 2000 readiness of third-party products resold by Data General are being referred to the third-party suppliers of such products. The Company has determined not to test certain products for Year 2000 Readiness. As well, some Data General products have been determined to not be Year 2000 Ready. For the most current information concerning products' Year 2000 readiness, customers are directed to the Data General Year 2000 web sites, since the Company is making no statement regarding Year 2000 readiness for any product except as noted on the Company's Year 2000 web sites.

2.       Data General's Internal Systems, Manufacturing Processes and Facilities

         Data General has been preparing for Year 2000 since mid-1996, and has established teams to coordinate solutions to the Year 2000 issue for its own internal information systems and applications across the Company's operations worldwide. Generally, the Company has structured the Year 2000 project in four phases: inventory and assessment; remediation and/or avoidance; compliance confirmation; and (as and when appropriate) contingency planning. As of December 31, 1998, Data General had substantially completed the assessment and inventory phase of its Year 2000 project relative to the Company's key information system and applications. As of June 26, 1999, approximately 80% of the Company's key business systems have been qualified by the Company as Year 2000 Ready. Data General continues to address known Year 2000 issues, and is committed to making its key internal information systems Year 2000 Ready in time to meet the Company's critical business requirements. Based on existing plans and schedules, and subject to the possibility of delays, the Company plans to have substantially all of its key business systems Year 2000 Ready by September 30, 1999. Although Data General's Year 2000 project relative to its critical information management systems is still in process, the Company believes that the impact of the Year 2000 issues on its core business systems and applications should not have a material adverse impact on future results.

         The Company has assessed the Year 2000 issue as related to its manufacturing facilities and processes. Projects are underway to address those Year 2000 issues which have been identified. The Company is not aware at June 26, 1999, of any material Year 2000 concerns with respect to its manufacturing facilities and processes.

         The Company is also continuing its assessment of the possible impact of Year 2000 issues on the operations of its offices and facilities (including such matters as security systems, PBX and voicemail systems, and heating and air-conditioning systems). Projects are underway to address those Year 2000 issues that have been identified. The Company is not aware at June 26, 1999, of any material Year 2000 concerns with respect to the operation of its offices and facilities.

         The Company has sought to assess the Year 2000 risks arising from external factors, such as potential interruptions of telecommunications or transportation services or utilities, for the Company's key geographical locations based on currently available data. However, the likelihood and extent of widespread or persistent interruptions to such infrastructure services is generally difficult to predict. As more accurate information becomes available, the Company will be completing and tuning its contingency plans intended to support the continued operation of the Company's critical functions in the event of interruptions to infrastructure services.

3.       Data General's Suppliers

         The Company's procurement organizations are seeking to monitor the Year 2000 readiness of the Company's key suppliers. The Company is assessing the responses to Year 2000 readiness questionnaires sent in December 1998, to an extensive list of suppliers, including those suppliers which the Company considers most critical to its operations. Each of 124 suppliers considered most critical to the Company's manufacturing operations has provided satisfactory assurances concerning the supplier's Year 2000 readiness. In addition, as of June 26, 1999, more than 80% of the Company's 253 largest suppliers (excluding those mentioned above) have also given the Company satisfactory Year 2000 assurances. The Company is following up with these and other suppliers where appropriate. Since the Company's suppliers' Year 2000 preparations and assessments are ongoing, Data General's efforts to monitor the Year 2000 readiness of key suppliers will be continuing. If Year 2000 readiness issues are identified, the Company intends to take reasonable actions as needed to address the Company's business requirements.

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

5.       Costs Associated with the Year 2000 Project

         The cost of addressing Year 2000 issues is funded through operating cash flows. The Company does not expect the amounts to have a material effect on its financial position or results of operations. The Company has incurred costs of approximately $10.5 million directly associated with Year 2000 projects to date as of June 26, 1999.

6.       Certain Additional Risk Factors

         It is unknown how the Company's sales may be impacted by Year 2000 issues. As the Company's customers focus on preparing their businesses for Year 2000, capital budgets in the near term may be redirected toward remediation efforts, potentially delaying the purchase or implementation of new systems, thereby creating less demand for the Company's products and services. As well, customers' procurement efforts may be temporarily delayed as a result of Year 2000 readiness testing within customers' operations. Alternatively, sales of Year 2000 Ready Data General products could be increased, as Year 2000 Ready products are purchased to replace older products. Service revenues could be reduced if customers discontinue support of products which are not Year 2000 Ready, or perhaps increased as customers purchase new, Year 2000 Ready systems. As well, the Company's sales during 1999 could be affected by the customers' perceptions of Data General's own state of Year 2000 readiness. All these factors could affect the Company's future revenues.

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

         The nature of the uncertainties surrounding the Year 2000 issue is such that it remains possible that Year 2000 issues could have a material adverse impact on the Company's operations and financial results. While the Company does not currently expect that this will be the case and continues to aggressively pursue its preparations for Year 2000, the Company can offer no assurance whether or to what extent the Company may be affected by matters which it has not anticipated or by matters outside of the Company's control. The Company recognizes the need to continue its analysis, assessment, monitoring, and planning for the various Year 2000 issues, across its businesses worldwide, and to address Year 2000 issues as they are identified. Within that uncertain context, however, and subject to the various factors discussed above, the Company believes as of June 26, 1999, that the impact of Year 2000 issues on its business should not have a material adverse effect on the Company's financial position or results of operations.


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

         As of June 26, 1999, the Company had entered into forward foreign currency contracts to purchase $26.0 million and sell $71.9 million in various foreign currencies with maturity dates of July 26 and July 27, 1999. The potential gain or loss from a hypothetical 10% beneficial or adverse change in foreign currency exchange rates on the forward foreign currency contracts maturing after June 26, 1999 would result in a gain or loss of approximately $4.6 million. The Company expects that exchange gains or losses on the related hedged transactions would offset this gain or loss.


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

         Statements concerning the Company's business outlook or future economic performance; Year 2000 readiness; currency market risk; Euro conversion issues; anticipated profitability, revenues, expenses or other financial items; product or service line growth, plans or objectives; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements", as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Such risks, uncertainties and factors include, but are not limited to, fluctuations in customer demand, order patterns and inventory levels, changes and delays in product development plans and schedules, customer acceptance of new products, changes in pricing or other actions by competitors, general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission, including Data General's Report on Form 10-K for the 1998 fiscal year-ended September 26, 1998 and this Quarterly Report on Form 10-Q for the third fiscal quarter of 1999, which ended June 26, 1999.

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

     10. (w) Employee Qualified Stock Purchase Plan, as amended, previously filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999 which is incorporated herein by reference.

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


(b) No reports on Form 8-K were filed during the current quarter ended June 26, 1999.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DATA GENERAL CORPORATION
                                                  (Registrant)

                                              /s/ John J. Gavin Jr.
                                    --------------------------------------------
                                                  John J. Gavin Jr.
                                    Chief Financial Officer, Vice President, and
                                               Corporate Controller





    Dated:  August 5, 1999

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

     10. (w) Employee Qualified Stock Purchase Plan, as amended, previously filed as Exhibit 10(w) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1999, which is incorporated herein by reference.

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